Form 10-Q
period 2012-01-31
Health Advance, Inc.
filed 2012-03-16
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

HEALTH ADVANCE INC.
 (Exact name of registrant as specified in Charter

WYOMING	333-149552	46-0525223
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

3651 Lindell Rd. Suite D155
Las Vegas, NV, 89103
 (Address of Principal Executive Offices)
 _______________

702-943-0309
 (Registrants telephone number, including area code)
_______________

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 16, 2012, there were 2,292,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

January 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 - F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	7
Item 4.	(Removed and Reserved)	7
Item 5.	Other Information	7
Item 6.	Exhibits	7

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH ADVANCE INC.

CONTENTS

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF JANUARY 31, 2012 (UNAUDITED) AND AS OF JULY 31, 2011 (AUDITED).

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED).

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED).

PAGE	F-6	NOTES TO FINANCIAL STATEMENTS (UNAUDITED).

HEALTH ADVANCE INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2012

	BALANCE SHEETS AS AT (Expressed in United States Dollars)

	January 31,	July 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,303	$8,843
Prepaid expenses	5,000	25,000
Total Current Assets	7,303	33,843
Total Assets	$7,303	$33,843
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,508	$4,000
Advances from shareholder	16,889	8,420
Total Liabilities	19,397	12,420
Stockholders' (Deficit) Equity
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 2,292,000 (July 31, 2011 2,142,000)	2,292	2,142
Additional paid in capital	114,308	87,458
Deficit accumulated during the development stage	(128,694)	(68,177)
Total Stockholders' (Deficit) Equity	(12,094)	21,423
Total Liabilities and Stockholders' (Deficit) Equity	$7,303	$33,843

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in United States Dollars)

	For the Three Months Ended January 31, 2012	For the Three Months Ended January 31, 2011

SALES	100	-
COST OF GOODS SOLD	69	-
GROSS PROFIT	31	-
EXPENSES
Professional fees	15,075	-
Office and general	2,071	-
Rent and occupancy costs	3,600	-
Consulting and management fees	13,500	-
TOTAL OPERATING EXPENSES	34,246	-
LOSS FROM OPERATIONS	(34,215)	-
Foreign exchange gain (loss)	-	-
NET LOSS AND COMPREHENSIVE LOSS	$(34,215)	$-
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	2,292,000	1,400,000

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in United States Dollars)

	For the Six Months Ended January 31, 2012	For the Six Months Ended January 31, 2011	For the Period from Inception (April 14, 2010) to January 31, 2012

SALES	100	-	100
COST OF GOODS SOLD	69	-	69
GROSS PROFIT	31	-	31
EXPENSES
Professional fees	23,075	-	27,075
Office and general	3,444	-	4,948
Rent and occupancy costs	7,200	-	15,600
Consulting and management fees	27,000	-	81,000
TOTAL OPERATING EXPENSES	60,719	-	128,623
LOSS FROM OPERATIONS	(60,688)	-	(128,592)
Foreign exchange gain (loss)	171	-	(102)
NET LOSS AND COMPREHENSIVE LOSS	$(60,517)	$-	$(128,694)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.02)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	2,292,000	1,400,000

		STATEMENTS OF CASH FLOWS (Expressed in United States Dollars)

	For the Six Months Ended January 31, 2012	For the Six Months Ended January 31, 2011	For the Period from Inception (April 14, 2010) to January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,517)	$-	$(128,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	55,000
In kind contribution of services	15,000	-	26,000
Changes in operating assets and liabilities:
Prepaid expenses	20,000	-	20,000
Accounts payable and accrued liabilities	(1,492)	-	2,508
Net cash provided by operating activities	(15,009)	-	(25,186)
Net cash provided by investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	10,600
Advances from stockholder	8,469	-	16,889
Net cash provided by financing activities	8,469	-	27,489
NET INCREASE IN CASH	(6,540)	-	2,303
CASH, BEGINNING OF PERIOD	8,843	1,400	-
CASH, END OF PERIOD	$2,303	$1,400	$2,303

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Health Advance Inc. (the "Company" or "Health Advance") was incorporated in the State of Wyoming on April 14, 2010.  The Company is a development stage company and is an online retailer of home medical products with operations in Canada and the US.

The Company’s corporate web site is www.healthadvanceinc.com and its on-line retail site operates under www.healthadvancemd.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending July 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form S1 for the year ended 31 July 2011.

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has also not realized any significant revenues. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going concern basis.  The Company has incurred losses since inception and the ability of the Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing.  Management is actively targeting sources of additional financing to provide continuation of the Company’s operations.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations.  Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Commencing January 1, 2011, the Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $8,400 for the six months ended January 31, 2012. This monthly charge includes the head office rent, phone, internet and other administrative services.

Advances from a shareholder of the Company as at January 31, 2012 were $16,889.  These advances are non-interest bearing, unsecured and with no specific terms of repayment.

5.	CAPITAL STOCK

On November 1, 2011 the Company issued 150,000 shares of common stock for professional services rendered.  These services were valued at $15,000.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended January 31, 2012 and 2011 and for the period from inception to January 31, 2012, there were no interest or taxes paid by the Company.

The significant noncash transactions for the six months ended January 31, 2012 consisted of the following:

a) For the six months ended January 31, 2012 the controlling shareholder contributed management services of $2,000 per month totaling $12,000 (January 31, 2011  Nil).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current business operation  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of shares of common stock from the Company’s authorized capital.

Plan of Operation

Health Advance Inc. (the “Company”) was incorporated on April 14, 2010 in Wyoming. Our business office is located at 3651 Lindell Road, Suite D#155, Las Vegas, NV, 89103.  Our telephone number is 702-943-0309. We were founded by Jordan Starkman, who serves as President and Director.  In addition, Domenico Pascazi was appointed as a director in March 2011.

Health Advance Inc., a company incorporated in the State of Wyoming, is an on-line retailer of home medical products with operations in Canada and the US, and with administration and infrastructure supported globally.  Our strategy is to attract opportunities in the health care industry through the development and growth of our existing web site www.healthadvancemd.com.   We believe we can operate more cost efficiently and compete as a discounter that delivers value and low cost branded lines of home medical care products together with valuable customer care that is currently missing in the marketplace.  Our goal is to become our customers’ single source for low cost health care supplies, by meeting all of our customer’s needs.

The Company has recognized the sales and profit potential of medical/surgical supplies as a necessity item primarily due to the aging population.  We strive to offer health care professionals, medical distributors and consumers the highest quality brands and products at the most affordable prices. We expect to achieve this by forming relationships with suppliers that will be able to provide us with preferred prices once we are able to make bulk purchases.

Since July 31, 2011, and for the remaining four months in our fiscal year, our business will be built across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.   Our growth plan is to achieve $250,000 in net revenues within the first 18 months following our July 31, 2011 year–end, with $ 120,000 derived from these four growth product lines at an average of $ 30,000 from each new growth category business unit.  We have generated minimal revenues to date. We plan to have completed a financing through a private offering for a minimum of $200,000 within the 12 month period following our July 31, 2011 year-end.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company. If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We will launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of HealthAdvanceMD.   No steps have been taken thus far to secure customers for our products.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Within 24 months following our July 31, 2011 year-end, we intend on achieving total sales of $500,000. We expect to achieve this by generating revenue of $ 300,000 from our core four growth markets at a sales growth rate of approximately 50% per year; along with an additional $200,000 from our durable medical products business and over $50,000 derived from margin improvements on existing product lines within our four core growth categories.

If we are able to complete a financing through a private offering for a minimum of $200,000 within the 12 month period following our July 31, 2011 year-end, we expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year 2 following our July 31, 2011 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets in order to achieve improved margin of between 25-35%.  We will continue, however, to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products.

In our key growth areas we will focus on reducing and concentrating the number of product SKUs in each growth category in order to create leverage with our supply chain across selected relationships with respiratory, diabetes, ostomy and mastectomy suppliers.  These new direct-from-manufacturer programs will primarily be drop ship programs and will essentially result in no new product inventory risks.  They will be predominantly product substitution strategies where direct manufacturers carry the inventory risk in order to get shelf space within our business to consumer ecommerce property www.healthadvancemd.com and other sales channels.  These programs will be based on committed but non-binding contracted volume from us with each manufacturer, but where the manufacturer still carries the inventory, marketing investment, and the majority of the time continues to handle drop shipments direct to our customers and sales channels.

The first tranche of these direct from manufacturer programs will be with North America based manufacturers given a tendency for higher quality product, margins and their ability to handle inventory and direct shipments to our customers.  We will also evaluate a select number of overseas supplier relationships if we identify that a select overseas direct supplier can and will meet our delivery, financing and quality and return warranty terms.  As a result of these supply chain improvements we expect to increase our net revenues by over an additional $50,000 based on margin improvements of an average of 20-25% and this does not include factoring in even higher margins if we choose to source from overseas markets.

These new product launches will be outlined and planned within the 2012 fiscal year, once our financing is completed.  During the next 24 months following our 2011 year-end, we will work with our manufacturing partners to develop and finalize no less than 2 new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2 based on an estimate of an average of $50,000 net revenue per new product line per year.  Together with our manufacturer partners we will develop and test market and then finalize our packaging and product features and licensing requirements by the end of July 2013.

In addition to supply chain optimization coming into full effect by the beginning of January 2013 which should result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. As a result by the end of July 2014, based on achieving the 3 key milestones outlines above including: (1) entering into new growth markets, (2) optimizing our supply chain and (3) launching new product lines in our new growth markets – we intend as part of a 36 month plan from July 31, 2011, to achieve a top line net revenue from our operations of $2,000,000.

This $2,000,000 will be comprised of $1,200,000 from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution of over $400,000 from our traditional durable medical products businesses through existing wholesaler channels and $400,000 in net revenue from new products launched.

We have estimated that we will incur minimum expenses equal to $15,000 in the first year following our July 31, 2011 year-end in order to maintain our business operations.  However, if we conduct a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $200,000 within the 12 month period following the Company’s 2011 year-end.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Web Development and Maintenance	$5,000.00
Legal/Accounting	$15,000.00
Computer hardware and software systems	$10,000.00
Advertising and Marketing	$130,000.00
General and administrative	$10,000.00
Salaries and Customer Service	$25,000.00
Telephone	$1,000.00
Travel	$4,000.00
Total Expenses	$200,000.00

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements.  The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our July 31, 2011 year-end.

Results of Operations for the three months ended January 31, 2012

For the three month period ended January 31, 2012 and January 31, 2011, we had sales of $100 and $0, respectively.  Cost of goods sold and operating expenses for the three month period ended January 31, 2012 and January 31, 2011 were $69 and $0, respectively.

The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead.

Results of Operations for the six months ended January 31, 2012

For the six months ended January 31, 2012 and January 31, 2011, we had sales of $100 and $0, respectively.  Cost of goods sold and operating expenses for the six month period ended January 31, 2012 and January 31, 2011 were $69 and $0, respectively.

The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead.

During the period from inception (April 14, 2010) to January 31, 2012 the director’s contributed services totaling $26,000.  These services were included in the calculation of additional paid in capital.

During the period from inception (April 14, 2010) to January 31, 2012 we operated from a premises leased by a director.  The costs of this premises and other general and administrative expenses paid on our behalf during the year totaled $15,600.  These expenses are payable to the shareholder and included in current liabilities.

During the period from inception (April 14, 2010) to January 31, 2012, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of January 31, 2011 we had $2,303 in cash.

The initial use of the consideration received from the Company’s unregistered common share sales that occurred in the amount of $89,200 was allocated to offering expenses, professional fees, advertising/marketing, website and ecommerce platform development and working capital. The breakdown of the $89,200 received by the Company consists of $9,200 in cash received from sales of unregistered common stock and $80,000 of unregistered common stock issued in exchange for services.

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $200,000 and a maximum of $500,000 in order to commence the introduction of the www.healthadvancemd.com e-commerce site to the retail community and health care community.  To achieve our goals the Company expects to commit the majority of its funding to the advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with various funders in the US.

We believe we can satisfy our cash requirements for the next twelve months with our expected revenues and if needed an additional loan from our director, Jordan Starkman.  Currently there is no firm loan commitment between the Company and Jordan Starkman in place. However, the success of our operations is dependent on attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 12 months will total approximately $25,000.  Legal and accounting expenses of $15,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash on hand of $3,971, additional financing, net sales and if needed, an advance from our director, Jordan Starkman. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised.  The foregoing represents our best estimate of our cash needs based on our current business condition.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. .  It is currently expected that the Company will spend an additional $175,000 in variable costs relating to marketing and business development that will be funded from future financings.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not fully effective for the purpose for which it is intended due  to the following reasons  as of January 31, 2012:

•
Due to limited resources available, the Company currently does not employ any employees except for its directors and officers, Jordan Starkman and Domenico Pascazi. As such, there is no segregation of duties within the Company.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factor

Not required for Smaller Reporting Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We were incorporated in the State of Wyoming on April 14, 2010 and 1,400,000 shares of common stock were issued to Jordan Starkman and a company controlled by Jordan Starkman for $1,400. In March 2011, 100,000 shares were issued to Domenico Pascazi.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued to Jordan Starkman as founders shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Starkman and Mr. Pascazi had the necessary investment intent as required by Section 4(2) since the agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In January 2011, 100,000 shares were issued to Robert Salaverry for the development of the healthadvancemd e-commerce platform, web design and consulting services.  As of July 2011, there were 400,000 shares issued to each Peritus Capital, George Gallo, Direct Global Media Corp, and Michael Amoroso for consulting services rendered. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Robert Salaverry, Peritus Capital, George Gallo, Direct Global Media Corp, and Michael Amoroso had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In June 2011 we issued 50,000 common shares to Anslow & Jaclin, LP in exchange for legal services rendered.  In November 2011, the Company issued an additional 150,000 shares to Anslow & Jaclin, LP in exchange for legal services rendered. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Anslow & Jaclin, LP had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In June 2011, we completed a Regulation S offering in which we sold 92,000 shares of common stock to 29 investors, at a price per share of $.10 for an aggregate offering price of $9,200.

The above proceeds will be used to fund operations as discussed in our Plan of Operations.

We issued these shares in reliance on the safe harbor provided by Regulation S promulgated under the Securities Act of 1933, as amended.  These investors who received the securities represented and warranted that they are not "U.S. Persons" as defined in Regulation S. In the alternative, the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. We made this determination based on the representations of the  Shareholders which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption there from.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended January 31, 2012 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer, Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)	March 16, 2012

Signature	Title	Date

/s/ Domenico Pascazi	Director	March 16, 2012