Form 10-Q
period 2012-04-30
Health Advance, Inc.
filed 2012-06-14
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

HEALTH ADVANCE INC.
 (Exact name of registrant as specified in its Charter)

WYOMING	333-177122	46-0525223
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

3651 Lindell Rd. Suite D155
Las Vegas, NV, 89103
 (Address of Principal Executive Offices and Zip Code)
 _______________

702-943-0309
 (Registrants telephone number, including area code)
_______________

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of June 13, 2012, there were 2,292,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

January 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 - F-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	7
Item 4.	(Removed and Reserved)	7
Item 5.	Other Information	7
Item 6.	Exhibits	7

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH ADVANCE INC.

CONTENTS

PAGE	F-3	CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2012 (UNAUDITED) AND AS OF JULY 31, 2011 (AUDITED).

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO APRIL 30, 2012 (UNAUDITED).

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2012 AND 2011 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO APRIL 30, 2012 (UNAUDITED).

PAGE	F-7	NOTES TO FINANCIAL STATEMENTS (UNAUDITED).

HEALTH ADVANCE INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
APRIL 30, 2012

HEALTH ADVANCE INC.

(A Development Stage Company)

BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	April 30, 2012 (Unaudited)	July 31, 2011 (Audited)
ASSETS
Current Assets
Cash	$299	$8,843
Prepaid expenses	-	25,000
Total Current Assets	299	33,843
Total Assets	$299	$33,843
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,041	$4,000
Advances from shareholder	21,266	8,420
Total Liabilities	26,307	12,420
Stockholders' (Deficit) Equity
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 2,142,000 (July 31, 2011 - 2,142,000)	2,292	2,142
Additional paid in capital	120,308	87,458
Deficit accumulated during the development stage	(148,608)	(68,177)
Total Stockholders' (Deficit) Equity	(26,008)	21,423
Total Liabilities and Stockholders' (Deficit) Equity	$299	$33,843

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Three Months Ended April 30, 2012	For the Three Months Ended April 30, 2011

SALES	-	-
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	-
EXPENSES
Professional fees	2,200	-
Office and general	2,998	-
Rent and occupancy costs	3,600	-
Consulting and management fees	11,000	-
TOTAL OPERATING EXPENSES	19,798	-
LOSS FROM OPERATIONS	(19,798)	-
Foreign exchange gain (loss)	(116)	-
NET LOSS AND COMPREHENSIVE LOSS	$(19,914)	$-
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	2,292,000	1,400,000

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Nine Months Ended April 30, 2012	For the Nine Months Ended April 30, 2011	For the Period from Inception (April 14, 2010) to April 30, 2012

SALES	100	-	100
COST OF GOODS SOLD	69	-	69
GROSS PROFIT	31	-	31
EXPENSES
Professional fees	25,275	-	29,275
Office and general	6,442	-	7,946
Rent and occupancy costs	10,800	-	19,200
Consulting and management fees	38,000	-	92,000
TOTAL OPERATING EXPENSES	80,517	-	148,421
LOSS FROM OPERATIONS	(80,486)	-	(148,390)
Foreign exchange gain (loss)	55	-	(218)
NET LOSS AND COMPREHENSIVE LOSS	$(80,431)	$-	$(148,608)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.04)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	2,292,000	1,400,000

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Nine Months Ended April 30, 2012	For the Nine Months Ended April 30, 2011	For the Period from Inception (April 14, 2010) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,431)	$-	$(148,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	15,000	-	55,000
In-kind contribution of services	18,000	-	32,000
Changes in operating assets and liabilities:
Prepaid expenses	25,000	-	25,000
Accounts payable and accrued liabilities	1,041	-	5,041
Net cash provided by operating activities	(21,390)	-	(31,567)
Net cash provided by investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	10,600
Advances from stockholder	12,846	-	21,266
Net cash provided by financing activities	12,846	-	31,866
NET INCREASE IN CASH	(8,544)	-	299
CASH, BEGINNING OF PERIOD	8,843	1,400	-
CASH, END OF PERIOD	$299	$1,400	$299

HEALTH ADVANCE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2011

(Expressed in United States Dollars)

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending July 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form S1 for the year ended 31 July 2011.

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

Commencing January 1, 2011, the Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $12,600 for the nine months ended April 30, 2012. This monthly charge includes the head office rent, phone, internet and other administrative services.

Advances from a shareholder of the Company as at April 30, 2012 were $21,266.  These advances are non-interest bearing, unsecured and with no specific terms of repayment.

5.	CAPITAL STOCK

On November 1, 2011 the Company issued 150,000 shares of common stock for professional services rendered.  These services were valued at $15,000.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended April 30, 2012 and 2011 and for the period from inception to April 30, 2012, there were no interest or taxes paid by the Company.

The significant noncash transactions for the nine months ended April 30, 2012 consisted of the following:

a) For the nine months ended April 30, 2012 the controlling shareholder contributed management services of $2,000 per month totaling $18,000 (April 30, 2011  Nil).

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

The Company is actively seeking financing for its current business operation.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of shares of common stock from the Company’s authorized capital.

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

Since July 31, 2011, and for the remaining three months in our fiscal year, our business will be built across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.   Our growth plan is to achieve $250,000 in net revenues within the first 12 months following our July 31, 2012 year–end, with $ 120,000 derived from these four growth product lines at an average of $ 30,000 from each new growth category business unit.  We have generated minimal revenues to date. We plan to have completed a financing through a private offering for a minimum of $200,000 within the 12 month period following our July 31, 2012 year-end.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company. If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We will launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of HealthAdvanceMD.   No steps have been taken thus far to secure customers for our products.

The Company has recently started the process of preparing for an online marketing campaign.  The Company has a relationship with AGS Cybertech located in India who will manage and coordinate all of our online marketing efforts.  The campaign will include internet banner ads, search engine optimization, and social media optimization.  All banner advertising will be strategically placed with various click per view programs as part of our overall sales and marketing plan.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Within 24 months following our July 31, 2012 year-end, we intend on achieving total sales of $500,000. We expect to achieve this by generating revenue of $ 300,000 from our core four growth markets at a sales growth rate of approximately 50% per year; along with an additional $200,000 from our durable medical products business and over $50,000 derived from margin improvements on existing product lines within our four core growth categories.

If we are able to complete a financing through a private offering for a minimum of $200,000 within the 12 month period following our July 31, 2012 year-end, we expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2012 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets in order to achieve improved margin of between 25-35%.  We will continue, however, to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products.

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

These new product launches will be outlined and planned within the 2012 fiscal year, once our financing is completed.  During the next 24 months following our 2012 year-end, we will work with our manufacturing partners to develop and finalize no less than 2 new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2 based on an estimate of an average of $50,000 net revenue per new product line per year.  Together with our manufacturer partners we will develop and test market and then finalize our packaging and product features and licensing requirements by the end of July 2014.

In addition to supply chain optimization coming into full effect by the beginning of January 2013 which should result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. As a result by the end of July 2014, based on achieving the 3 key milestones outlines above including: (1) entering into new growth markets, (2) optimizing our supply chain and (3) launching new product lines in our new growth markets – we intend as part of a 36 month plan from July 31, 2012, to achieve a top line net revenue from our operations of $2,000,000.

This $2,000,000 will be comprised of $1,200,000 from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution of over $400,000 from our traditional durable medical products businesses through existing wholesaler channels and $400,000 in net revenue from new products launched.

We have estimated that we will incur minimum expenses equal to $15,000 in the year following our July 31, 2012 year-end in order to maintain our business operations.  However, if we conduct a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $200,000 within the 12-month period following the Company’s 2012 year-end.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Web Development and Maintenance	$5,000.00
Legal/Accounting	$15,000.00
Computer hardware and software systems	$10,000.00
Advertising and Marketing	$130,000.00
General and administrative	$10,000.00
Salaries and Customer Service	$25,000.00
Telephone	$1,000.00
Travel	$4,000.00
Total Expenses	$200,000.00

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements.  The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our July 31, 2012 year-end.

Results of Operations for the three months ended April 30, 2012

For the three month period ended April 30, 2012 we had no sales and in April 30, 2011 we had no sales. Operating expenses for the three month period ended April 30, 2012 and April 30, 2011 were $19,798 and $0, respectively.

The operating expenses were primarily attributed to professional fees, consulting fees, rent and other general overhead.

Results of Operations for the nine months ended April 30, 2012

For the nine months ended April 30, 2012 and April 30, 2011, we had sales of $100 and $0, respectively.  Cost of goods sold for the nine month period ended April 30, 2012 and April 30, 2011 were $69 and $0, respectively.  Operating expenses for the nine months ended April 30, 2012 and April 30, 2011 were $80,517 and $0 respectively.

The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead.

During the period from inception (April 14, 2010) to April 30, 2012 the director’s contributed services totaling $32,000.  These services were included in the calculation of additional paid in capital.

During the period from inception (April 14, 2010) to April 30, 2012 we operated from a premises leased by a director.  The costs of this premises and other general and administrative expenses paid on our behalf during the year totaled $19,200.  These expenses are payable to the shareholder and included in current liabilities.

During the period from inception (April 14, 2010) to April 30, 2012, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of April 30, 2012 we had $299 in cash.

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

We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 12 months will total approximately $25,000.  Legal and accounting expenses of $15,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash on hand, additional financing, net sales and if needed, an advance from our director, Jordan Starkman. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised.  The foregoing represents our best estimate of our cash needs based on our current business condition.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. .  It is currently expected that the Company will spend an additional $175,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

Evaluation of disclosure controls and procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2012 for the material weakness identified below:

●
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

Not Applicable

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

101
Interactive Data File (Form 10-Q for the quarterly period ended April 30, 2012 furnished in XBRL and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.)

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer, Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)	June 14, 2012
Jordan Starkman