Form 10-K
period 2012-07-31
Health Advance, Inc.
filed 2012-11-13
CIK 1531477

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-177122

HEALTH ADVANCE INC.
(Exact name of registrant as specified in its charter)

WYOMING
(State or other jurisdiction of
incorporation or organization)

46-0525223
(IRS Employer Identification No.)

3651 Lindell Rd. Suite #D155
Las Vegas, NV
89103
(Address of principal executive offices)
(Zip Code)

1-702-943-0309
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None
Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of November 13, 2012, the registrant had 2,292,000 shares issued and outstanding.

Documents Incorporated by Reference:

None.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company” or “Health Advance” are to the combined business of Health Advance Inc. and its consolidated subsidiaries.

PART I

ITEM 1.         BUSINESS

General

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

We do not consider ourselves a blank check company, as we have a specific business plan and have moved forward with our business operations. Specifically we, while in the development stage, are proceeding with our business plan by constructing and implementing an automated website. We have taken certain steps in furtherance of this business plan including establishing the website and the establishment of accounts with wholesale distributors of medical supplies. We do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity.

The Company operates under the corporate website at www.healthadvanceinc.com and its on-line retailer website at www.healthadvancemd.com.

The Company believes the outlook for the health care industry in general is positive. Over the next several years, we believe we will benefit significantly from certain favorable demographic and industry trends, including:

●	the rising healthcare and prescription drug needs of the ageing Canadian and US population;

●	a heightened focus on health and wellness by the baby boomer generation and the increasing demand for lifestyle drugs;

●	increased investment in research and development by pharmaceutical and medical supply companies resulting in new and more effective products; and

●	the fragmented nature of the Canadian and US health care retailing marketplace providing tremendous consolidation opportunities.

Demographic trends indicate that our markets are growing as an aging U.S. population is increasingly using healthcare services.  Between 2000 and 2010 the population aged 45-64 grew at a rate of 31.55.  The large growth in this age group is primarily due to the aging of the Baby Boom population. In 2011, the first members of the Baby Boom generation will reach age 65, and the Baby Boom will represent 25 percent of the total population (in the middle series). The last of the Baby-Boom population will reach age 65 in the year 2029. By that time, the Baby-Boom population is projected to represent about 16 percent of the total population. Between 2009 and 2019, the 45 and older population is expected to grow by approximately 15%.  Between 2009 and 2029, this age group is expected to grow by approximately 30%.  This compares with expected U.S. population growth rates of approximately 10% between 2009 and 2019 and approximately 20% between 2009 and 2029.  Furthermore, it is estimated that 70 million people will be 65 or older by 2030 – nearly doubling the 34 million today. (The foregoing statistics are extracted from the 2011 U, S. Census.) The growing senior population demands more medical attention and ten out of the twenty most rapidly growing industries in the U.S. are in the health care sector.  As the population ages an increased number of seniors are taking a more active role in managing their health care and as they age in to their golden years, their adult children and family member often become key healthcare support systems.  There is a growing trend toward care at home and empowering seniors to be more independent.  Today the market for senior care is highly fragmented between online and offline delivery.  Nursing home operators, insurance companies and doctors are trying to reduce the visits of elder patients to high cost facilities.

Strategy

Our business strategy is designed to drive sales growth, maximize gross margin dollars and operating cash flow, capitalize on cost reduction opportunities and build customer loyalty, which we believe will result in the Company being a leading home healthcare provider.  The company will rely on the dedication of its knowledgeable staff for the successful implementation of its business strategy. Key elements of this strategy include:

Diverse Product Selection

We carry a vast number of brand named products that are well recognized by our customers.  These products will be well priced value products which are used on a regular basis by our customers.

Strong Customer Service

We believe the best customer is a happy customer and through third parties and directly, we provide a range of services to educate and tailor support to each senior customer.

Health Advance’s Position in the Health Care Industry

Favorable industry trends, such as those described above, provide the Company with continued opportunities to capitalize on its strengths in providing high quality health care services and building trust with its customers while at the same time educating the customer. The Company intends to strengthen its leadership position in this high growth category by improving operations, enhancing the quality of healthcare services provided to its customers and cultivating a professional environment which the Company believes attracts superior health care staff. A key element of this strategy is increased investment in technology to support the growing demand for health care services and reduce the administrative burden on staff, enabling them to dedicate more time to customer care. These initiatives will best position the Company to maximize profits and customer retention. The Company also intends to build market share in the health care category by continuing to offer the added convenience of expedited home delivery.

Driving Sales and Profitability

The Company intends to improve profitability by refining its merchandising mix through the introduction of new product categories and the tactical use of private label products. The focus on an improved product offering is intended to increase customer satisfaction, enhancing the attractiveness of Health Advance web experience as a destination for purchases of all health care needs.  Simplifying e-store activities are also key elements of driving retail sales and profitability.

Marketplace

The US Industry

Market National healthcare spending will reach over $4.3 trillion by 2018, up from $1.42 trillion in 2001 and accounting for 20.3% of GDP according to the Centers for Medicare and Medicaid Services (CMS).

Currently, more than 130 million Americans live with a chronic condition, including Alzheimer’s disease, arthritis, cancer, cardiovascular disease, chronic obstructive lung disease, and diabetes. By 2020, about 157 million Americans will be affected by chronic illness, according to the US Department of Health and Human Services.

First Research estimates the number of Americans over 65 will double from 34 million to 62 million between 2000 and 2025. Currently, 90 million Americans live with chronic diseases. The research firm Rand estimates the number of Americans with two or more chronic conditions will increase from 60 to 81 million between the years 2000 and 2020.

Health Advance expects to see continued growth in the health care market driven by advances in medical technology, the growing trend toward shorter hospital stays and an ageing population. The Company believes as the baby boomer population ages, the already flourishing medical supply industry will experience a 20-year explosion in growth. The Company believes that it will be well positioned to participate in the future growth opportunities available in the home health care market.

Industry Trends

Over the next several years, Health Advance expects to benefit significantly from certain favorable demographic and industry trends, including:

●	The rising healthcare and prescription drug needs of the ageing population

●
A heightened focus on health and wellness by the baby boomers generation and the increasing demand for lifestyle drugs:
This segment of U.S. and Canadian society is also placing a greater emphasis on prevention and early diagnosis of medical conditions and on the purchase of self-care products.

Governmental Regulations

We are not subject to any local, state, federal and foreign governmental laws and regulations applicable to the distribution and resale of products. All the products marketed through Health Advance are developed and meet US specifications and stringent criteria by the US Federal Drug and Administration bodies, as well as Medicare and Medicaid US government social security operations.

Canadian Competition

We face competition from many retailers in the home healthcare and prescription drug business as the sale of these products is not restricted to pharmacy outlets. While the Canadian drug-retailing sector continues to be dominated by groups or chains and independents, the competitive environment has changed significantly in recent years with many new entrants targeting price sensitive consumers. The percentage of pharmacy outlets operated by non-traditional competitors, such as mass merchandisers and supermarkets, has increased over the past three years as they added pharmacy departments to their stores.

The Company’s competitors in the industry include independent operators, buying/banner groups such as Shoppers Drug Mart Home Health Care, IDA, Guardian, Pharma Plus, mass merchandisers such as Wal-Mart and Zellers, and large supermarket chains with prescription dispensing such as Loblaws, Sobey’s and Real Canadian Superstore.

We believe we will be well positioned to compete against many drug store chains, as well as supermarkets, mass merchandisers and independent drug stores by concentrating on providing high levels of professional service and a diverse product selection.  The Company believes that consumers will pay for its value-added services and will be attracted to its large selection of home health care products and home delivery infrastructure.

US Competition

The distribution and manufacture of healthcare supplies and equipment is highly competitive.  Many of the healthcare distribution products we sell are available to our customers from a number of other suppliers.  In addition, our competitors could obtain exclusive rights from manufacturers to market particular products.  Manufacturers also could seek to sell directly to end-users, and thereby eliminate or reduce our role and that of other distributors.

In North America, we compete with distributors, as well as several manufacturers primarily on the basis of price, breadth of product line, customer service and value-added products and services. Our primary competitors in the sale of medical products are the General Medical division of McKesson Corp., PSS World Medical, Inc. and the Allegiance division of Cardinal Health, Inc., which are national distributors.

Significant price reductions by our competitors could result in a similar reduction in our prices.  Any of these competitive pressures may materially adversely affect our operating results.

Brick and mortar senior specialty stores - Generally speaking senior supply brick and mortar retail stores focus on high-end expensive equipment.  Retails stores catering to seniors also provide very little price comparison or depth of product.  They tend to focus on durable medical equipment items from one or two wholesalers and tend to focus on products that are covered by Medicare.

Large Chains - Increasingly with Walgreens, CVS, and Walmart are entering the smaller ticket item Durable Medical Equipment and Products areas, but their brand and product selection at any one store is limited.  Many seniors in many States do not live near major cities and don’t have easy access to retail stores for their medical needs.    With very little visibility consumers are turning to the internet for their home medical supplies.

Senior Websites - The biggest advantage derived by seniors, their care givers and family from using the internet is price comparison, product selection and reach (i.e. access to seniors who are not able to get to or drive to a retail location nearby).   Today there are numerous companies on the web catering to the senior market.  They fall or position themselves into four areas:

●	Durable Medical Product Companies who cover a wide range of products and predominately are resellers.

●	Lifestyle Companies who position themselves as a place to purchase luxury Senior care products

●	Specialized web and TV direct response business sites specialize in certain areas such as Diabetes Care or Wheelchair/Power Chair mobility

●	Content companies – that provide knowledge, content and care. Companies such as agingcare.com

Growth Markets

Respiratory Diseases

According to COPD International, over 16 million people in the U.S. have respiratory diseases, including chronic obstructive lung disease, asthma, and chronic bronchitis. In 2002, these diseases had a total estimated cost of over $32.1 billion. In 2001, the NHBLI reports 12.1 million adults 25 and older were diagnosed with these diseases and as many as 14 million remain undiagnosed. These ailments require frequent treatment with oral medications and/or aerosol medications, which require a compressor or atomizing device during preparation.

Diabetes

Diabetes is the seventh leading cause of death among Americans, accounts for $98 billion in medical costs and lost productivity each year, according to the Centers for Disease Control and Prevention (cdc.org). In recent years, cases of type 2 (“adult onset”) diabetes have been on the rise in the United States; it is now considered a national epidemic. According to results of the 1999-2000 National Health and Nutrition Examination Survey, obesity is a major risk factor as more than 80% of people with type 2 diabetes are overweight, and an estimated 63% of US adults aged 20 and older are classified as overweight and almost 17 million Americans are estimated to have diabetes, 7 million of who are people ages 65 or older. We intend to launch an aggressive campaign to build up this sector of our business.

Mastectomy Supplies

Mastectomy supplies typically generate substantial revenues and high gross margins for home health care providers. Mastectomy products include items such as the prosthesis and special bras, sleep and swimwear. According to the National Institute of Health, breast cancer treatment costs nearly $7 billion.

Regular screening mammographies and self-examinations can result in increased early detection and treatment. With improved diagnostic and treatment technologies, survival rates are increasing, resulting in a rising number of post-mastectomy consumers for longer repeat purchase periods.

Ostomy Products

An ostomy is a surgically created opening in the body, which allows body fluids or excrement to escape into a collection device.  Product focus areas including two piece, drainable pouches, cohesive seals, skin barrier protective products, irrigation products, tapes, adhesives and deodorants and accessories.  Ostomy and Incontinence products market is expected to reach $11.2 billion by 2015, according to Global Industry Analysts.

Incontinence & Urological

The larger consumer base for adult incontinence, combined with this growth, has created opportunities for new products in the segment that respond to three major requirements—comfort, discretion and ease of use. As sufferers of incontinence seek more active lifestyles, they are demanding products that can work with them as they go about their daily lives.

Durable Medical Equipment

To address the growing senior market, our online site, Health Advance MD, carries a full spectrum of durable medical equipment, including:

Bath related Products key products, include: bidets, portable showers, wheel chair showers, bath traction, bidet accessories, inflatable bidets, inflatable commodes, bath in a bag, high-end bidet system for toilets, and hemorrhoid toilet supports systems.

Bed and Sleeping aids key products, include: bed rails, wedge pillows, mattress protectors, folding bed boards, air mattress overlays, bed protection, incontinence bed products, bed rails, and a range of beds for seniors

Bariatric key products include:  obesity aids, bariatric aids, bariatric box-springs, bariatric ring cushions, bariatric home equipment, and extra large blood pressure cuffs.

Power Mobility Sales

As the population ages, people’s ability to walk and move around can be diminished, creating increased demand for power mobility equipment, such as power wheelchairs and scooter.

Operations

Product Sourcing

As sales increase, we believe that we will be in a position to negotiate large discounts from its suppliers indicating manufacturer confidence in our company.  We will also source products from FDA approved manufacturers in China for private label purposes. We are also developing direct from manufacturer sourcing programs.

If our supplier is no longer be carrying given product:  We may suppress the product altogether.  We may keep the product on as a means to attract customers who may be interested in a discontinued product and then we up-sell them to the latest product from the same manufacturer.  We have found that in many cases it is good to keep even discontinued older models active on our site.   We also learn which products have been discontinued where there is demand and that may result in us considering finding or re developing such product direct from MFG.

We plan to carry a wide selection of products for post-operative and healthcare, and ranging from the following:

Aids To Daily Living, Ambulatory Products, Bath Safety, Bed Accessories, Catheters, Core Wound Care, Diabetic, Diagnostic equipment, Enteral Nutrition-Feeding, Home Diagnostics, Incontinence, Lift Chairs / Geri Chairs, IV Supplies, Needles / Syringes, Orthopedics, Ostomy, Pain Management, Patient Lifts & Acc, Personal Protection / Gloves, Professional Use and Diagnostics, Respiratory, Scooters & Accessories, Seating / Cushions, Specialty Medical Equipment & Accessories, Tracheostomy Care,  Urologicals / Collection Device, Specialty Wound Care, Wheelchairs Accessories, and Womens-Infant Products.

Inventory

Currently, we are working on a cash basis with our suppliers and we have multiple suppliers to facilitate our purchases, therefore we do not have any formal agreements with our suppliers.  Each supplier will handle the shipping of our product once the order is received.  Our suppliers carry in excess of 10,000 products and with the drop-ship arrangements we will be able to operate more efficiently, and easily update and change our product mix based on changes in online demand for our products without having to financial risk of carrying inventory. Currently we have purchase accounts set up with Invacare, Briggs Healthcare and Complete Medical Supplies. As our operations increase we intend to formalize relationships with additional suppliers and will attempt to set up net 30-day terms with most suppliers.

System Management

We currently offer about 3,900 products through our website. In partnership with various vendors we plan to add another 6,000 products over the next 12 months.  To optimize and keep current the pricing and product details we are running a routine database extraction mapping and rationalizing program outlined in some detail below.

We do not have any formal agreements in place with our suppliers. Currently, we have accounts set up with multiple wholesale distributors enabling us to make purchases with them. Since there are various vendors that we can make purchases from, we do not believe it is necessary to formalize any long-term contracts with any particular vendor.

We map the Health Advance MD Website to our preferred suppliers products’ database that contain a total of more than 10,000 unique products with all the latest pricing.  This database is updated monthly by the supplier.  Our programs extract the latest pricing and flag which products have been discontinued.

During our weekly product and pricing reviews we make decisions based on our database scan of our vendors systems.  Each situation is unique and we assess the best strategy in terms of merchandising optimization.  Scenarios that we evaluate and decision we make, include the following:

Optimizing Margins and Pricing

As a discounter we will need to make at least 23 % gross margin on any order after paying back the supplier and the paying other transaction costs.  We use a rules based system to track and optimize profits and margins.  We create and model numerous profitability scenarios daily by product, brand, region and inventory.

New Product Uploads:  Our multi-vendor database is designed to correctly manage wholesalers data feeds to our database and shopping cart template, as well as upload data files and images feeds from third party FTP sites.  These business rules enable us to categorize product correctly, guaranteeing that all products and images are properly visible and place correctly, and key word search terms are added on a timely basis to optimize search engine marketing.

Website Daily Maintenance & Support

We outsource our Website’s daily maintenance including new product uploading, shipping code management and updates from various vendors, management of our Access database, daily website HTML support and various updates and edits to the front-end of the website as needed.

Website Product Management

To streamline operations we have a strategic partner responsible for uploading data files and image feeds manually and from third party FTP sites to the Health Advance MD website.  Their responsibilities include categorizing product correctly, guaranteeing that all products and images are properly visible and located in correct sub-categories on our website, making sure that the correct key word search terms are added in our shopping cart for each product, and matching correct shipping code and rates provided by different vendor.

Customer Service

There is a knowledge gap and fear today as elder citizens and their families fend for themselves through a range of medical complications.  This provides an opportunity for a trusted knowledge service provider who will take the time to listen and solve problems specific to each customer’s unique product needs and concerns.  Many medical needs for senior citizens are chronic, and life-long but are not life threatening.  This creates a long term annuity business opportunity.

Customer Inquiry Management

We plan to establish an operating team to handle inbound customer calls in the US and Canada during the working hours from 8-8 pm Pacific.  We will begin extended hours and provide support service for International inquiries in the second half of our operating year once we develop quality level standards that are consistent across multiple markets.  We also plan to launch a live 24-hour nursing service hotline and 24-hour global customers handling by phone, email and chat within the first six months of operations once funding has been obtained.

●	Level 1 - Simple questions that can be answered on the spot – i.e. order status, delivery costs, etc.
●	Level 2 - More complex (Needs Analysis) questions – that require research with the wholesaler about availability, color, dimensions etc
●
Level 3 - Product inquiries (Problem Solving) that for items we do not carry on our site, but may be able to source. This requires significant research and may or may not be worth the investment.  Within one-hour from receiving customer call, we will complete research from various vendors if needed, confirm product availability and verify and product questions from the prospective customer

Customer - Privacy and Security

Health Advance has created this privacy statement in order to demonstrate our firm commitment to privacy. The following discloses our information gathering and dissemination practices for this web site.

We do not sell customer e-mail address or related information to third parties and unless customers join our mailing list they will not receive advertising e-mails from us. We track IP addresses for security reasons to discourage fraudulent activity attempts. By doing this we are making our customer shopping experience more safe and secure.

Our site uses cookies to keep track of customers shopping cart for multiple purchases while our customers are shopping with us. We do not require our customers to open an account with us in order to shop so each purchase session usually means you may need to re-enter your information.

Our site's registration form requires users to give us contact information, like their name and email address, and unique identifiers. We use customer contact information from the registration form to send the user information about purchases that have been processed. The customer's contact information is also used to contact the visitor when necessary if they have subscribed to the mail list. Users may opt-out of receiving future mailings by choosing to unsubscribe.

This site may contain links to other sites. We are not responsible for the privacy practices or the content of such web sites.

Order Fulfillment

Our order fulfillment is handling systematically when we are working with vendors whose systems can integrate with Health Advance MD.  However, there are a number of product vendors and wholesalers with whom we have not integrated our systems.

Currently, management will process any order received.  The order fulfillment process entails, checking and monitor for incoming orders (during US business Hours), verifying product inventory availability by calling wholesalers and checking their online catalogue and handling any clarifications with customer before charging their credit card.

Returns

We have a general set of standards we use to manage our returns process.  Returns are accepted for the full product credit if received at our vendors warehouse within 30 days form the date of purchase.  After 30 days, a minimum restocking fee of 15% will be applied to all returns.  Merchandise returns are not accepted after 60 days from the date of purchase.  Shipping cost refunds will not include reimbursing of the original shipping fees.  The return process begins by calling our 1-800-386-4616 number or sending an email to info@healthadvanceinc.com.  Return without an authorized number or an expired authorization number will not be accepted.  Return merchandise must be in the same unit of measure as originally purchased. Refunds will not be granted for merchandise unsuitable for resale.

Sterile items, incontinence, underwear, etc and product that are made unsuitable for resale once opened are not returnable. Defective merchandise will be repaired or replaced based on the manufacturer’s policy.  Our close-out and special orders are not returnable.

Shipping

We will have different drop-ship arrangements with each supplier.  Generally we will allow each of our suppliers to decide which shipping company to use for a particular shipment.   For domestic shipment orders our suppliers ship via Fedex, UPS Ground or United States Postal Service Priority Mail depending on the size and weight of the order.  Small orders generally ship Priority Mail. Large orders generally ship by Fedex. Very small orders, at our discretion, may be sent via First Class Mail with a reduced shipping and handling charge. Health Advance offers “auto-ship” on frequently consumed items and we currently have an auto-ship program running for Incontinence products.  At this time we do not offer free shipping as part of a plan to be as upfront as possible about our pricing while many companies build the shipping price into their products while supposedly offering free shipping.  We would like to offer the lowest possible product price therefore we charge separately for shipping so the customer knows the exact cost of the product and the exact cost of the shipping.

International Shipments

Shipping charges for international orders vary greatly.  For international shipping we have requested that customers email us with the items they are interested in buying with their address and the destination country. We email back international customers with information on ordering, including shipping and handling charges.

The Health Advance MD website is also planning to partner with Bongo International Parcel and mail forwarding to service our international customers.  Bongo International provides its customers with their very own US address (not a P.O. Box). Once customers have a US address, they will be able to make purchases at our website as well as other US based online retailers. Bongo receives customer orders and logs them into their online system where they are consolidated with other orders.  This process saves international customers up to 82% off typical international shipping rates.

Payment Handling

We accept payments today on a cash and carry basis that means we do not accept or process Medicare or Medicaid payments.  For our website business, Health Advance has a merchant account and processes American Express, Visa, MasterCard, and Discover through the merchant service provider Merchant Warehouse, Inc.

Warranties

We act as a reseller and as such our product liability is mitigated through the warranty and liability coverage provided by the product manufacturers and distributors we work with.  Each of our supplier and manufacturers who sell on our site provide a minimum of a one-year warranty on the products that we sell to protect the consumer from product defects.  Health Advance will be an authorized dealer for all of the home medical equipment we sell. This means our customers can buy with knowing that the manufacturers provide their manufacturer’s warranty behind all the products we sell.  Customers receive full warranties from the manufacturers when a customer purchases a product from Health Advance.

Typically the product manufacturers offer one-year warranty and product coverage parts & labor on any internal-wear of components & control-panel components.  Any other product defects are addressed on an as-is basis. Customers can call our Toll-Free telephone number and we will direct them to the needed manufacturer to resolve their product warranty claims within the first year.  After the first year we direct our customers directly to the manufacturers.

At this time we do not sell or offer any extended product warranties on any product we sell.  These programs may exist with individual suppliers and from time to time we investigate this option for a customer.

Marketing and Sales

Marketing and Brand Recognition

Strategic communications are central to building and reinforcing the Health Advance brand. The Health Advance advertising, marketing and public relations strategy are expected to be established by the Company’s management and, where appropriate, implemented with the support of industry professionals. The Company’s marketing communications strategy will focus on both brand awareness as well as more traditional product/price advertising. Brand awareness advertising will focus on the Company’s health care services and private label products and is used to communicate to consumers that Health Advance is a market leader in terms of understanding consumer needs and bringing innovative products and services to market.

Market Segments

We have two distinct market channel segments:  B2B – hospitals, elderly care facilities, hospitals, nursing facilities, clinics, schools, and private business practices. B2C - nurse practitioners, adult children of senior citizens and increasingly the senior citizens themselves.

Internet Sales and Home Delivery

Health Advance believes it can position itself to capitalize on e-commerce opportunities through its user friendly, state of the art website with the added benefit of the next day home delivery infrastructure.  Health Advance’s e-commerce initiative will encompasses a dynamic web site configured to provide a comprehensive shopping experience for both professionals and customers. The web site is designed utilizing the latest in technology web software and high-end graphics providing pictures and descriptions of all items available for sale.  Professionals will be able to either make purchases at a wholesale level or refer clients to make their own purchases. Health Advance will offer “auto-ship” on frequently consumed items.

We are also developing targeted marketing tie-ins with content providers to create and distribute co-produced content for blog spots, videos, webinars and internet direct response Infomercials.  We also advertising on major search engines, affiliate markets and link exchanges, and social media sites that reach our target audiences.  We are also increasingly using comparison shopping sites such as Amazon, Shopzilla, Nextag, and Shopping.com.

Sales Force

Health Advance will implement a strong sales force to call on our B2B channels. B2B – hospitals, elderly care facilities, hospitals, nursing facilities, clinics, schools, and private business practices.  We believe success can be attained through an aggressive promotional campaign tailored to the medical profession.  Fast delivery, great prices, and professional customer service will be our focus.

Sales reps will handle inbound calls to establish initial contact, qualify the consumer, identify the need and close the sale. Aggressive contact management efforts, outbound mailings and outbound phone calls by sales reps on active leads and established customers results in re-orders, cross selling opportunities and higher conversion rates than traditional mail-order businesses.

Telemarketing

Health Advance will also use telemarketing to reach out to its B2C customers and generate repeat sales within each market segment.  We are in the process of launching a number of outreach marketing programs targeting nurse practitioners, adult children of senior citizens and increasingly the senior citizens themselves.

Web Site

We are looking at 6 approaches to the overall marketing.  Health Advances’ first priority to drive web traffic organically through search engine optimization, online PR and social networking campaigns and sustained initiative.  We will also evaluate the value of making key word purchases when we run campaign for a specific line of products.  Thirdly, we will evaluate and test the return on investment from both direct email marketing and affiliate marketing.

§	Search Engine Optimization
§	Online PR – blogging and other online events and media
§	Social Networking
§	Direct - email marketing
§	Media buys – keyword
§	Affiliate marketing

Along with other sales and marketing channels, successful search engine optimization is a key approach to drive web traffic and improve conversion for our web based property Health Advance MD.

Target the right search terms and phrases that are getting typed into search engines when consumers and professionals are looking for products that we carry. The strategy we are employing is a niche targeted marketing model.  This requires a niche marketing approach where we focus in on a number of verticals and invest in marketing and driving traffic to those specific product lines.

We will link our web pages together so the search engine spiders can navigate easily through our website. Key word anchor text linking helps search engine spiders understand what we are offering from our website and will give you the advantage in ranking in natural search results. Keyword anchor text linking will be used as one of the methods of improving search engine optimization.

We have a consultant working with us on a range of online PR initiatives including writing producing, news articles, blogs, forums and press releases that highlight new product developments across the range of products line we carry.  Online PR is another avenue for sending highly targeted visitors directly to our site and compliment our search engine optimization strategy.

Employees

As of July 31, 2012, we had one employee and two pat-time consultants to the Company.

ITEM 1A.      RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Wyoming in April 14, 2010. With the exception of $1,202 in cash, and $1,164 in prepaid expenses, we have no significant financial resources and nominal revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be approximately $200,000. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to implement our plan of operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. From inception to July 31, 2012 we have incurred a net loss of $177,333 and an accumulated deficit of $177,333. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

Our future success is dependent, in part, on the performance and continued service of Jordan Starkman, our sole officer. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Jordan Starkman, our Company’s Officer and Director. We currently do not have an employment agreement with Mr. Starkman. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

Our sole officer has a full time job which may interfere with his responsibilities to us.

Jordan Starkman, our sole officer and only employee will not be in a position to devote a substantial amount of his time to our company.  Mr. Starkman believes that he can perform his duties sufficiently on a part time basis. It is possible that our plan of operations may be materially delayed to his limited work schedule with us.

We are selling our products in a highly competitive market and we are unsure as to whether there will be any consumer demand for our products.

We compete with companies that are larger and more capitalized than we are. Our competitors may be able to seize the same market opportunities that we are targeting. These competitors, either alone or with collaborative partners, may succeed in developing business models that are more effective or have greater market success than our own. The Company is especially susceptible to larger manufacturers that invest more money in marketing. Moreover, the market for our products is large but highly competitive. There is little or no hard data that substantiates the demand for our products or how this demand will be segmented. It is possible that there will be low consumer demand for our products, or that interest in our products could decline or die out, which would cause us to be unable to sustain our operations.  The availability of health care supplies at lower or more competitive prices may cause potential customers to purchase products elsewhere which would negatively impact our business.

The ability to successfully deploy our business model is heavily dependent upon economic conditions in the United States and Canada.

The ability to successfully deploy our business model is heavily dependent upon the general state of the US and Canadian economy. We cannot assure you that favorable conditions will exist in the future. A general economic recession in the United States and Canada could have a serious adverse economic impact on us and our ability to obtain funding and generate projected revenues.

The healthcare industry is experiencing changes that could adversely affect our business.

The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences.  In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; pressures relating to potential healthcare reform; trends toward managed care; consolidation of healthcare distribution companies; consolidation of healthcare manufacturers; collective purchasing arrangements and consolidation among office-based healthcare practitioners; and changes in reimbursements to customers.  Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined.  If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected.  In addition, the enactment of any significant healthcare reforms could have a material adverse effect on our business.

Expansion of group purchasing organizations (“GPO”) or hospital purchasing power and the multi-tiered costing structure may place us at a competitive disadvantage.

The medical-products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions are eligible for favorable pricing of medical products. The multi-tiered costing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. This may threaten our ability to compete effectively, which could negatively impact our results of operations. Although we are seeking to obtain similar terms from manufacturers and obtain access to lower prices demanded by GPO contracts or other contracts, we cannot assure such terms will be obtained or contracts will be executed.

Because substantially all of the products that we intend to distribute will not be manufactured by us, we will be dependent upon third parties for the manufacture and supply of substantially all of our products.

We will obtain substantially all of our products from third-party suppliers. We do not expect to enter into long- term contracts with our suppliers. Therefore, suppliers may not provide the products we need in the quantities we request.  Because we will not control the actual production of the products we intend to sell, we may be subject to delays caused by interruption in production based on conditions outside of our control.  In the event that any of our intended third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis.  There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all.  An extended interruption in the supply of any of our intended products, could have an adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

Increases in the cost of shipping or service issues with our third-party shippers could harm our business.

We pass through our shipping costs directly to our customers.  We compete against store-front (retail) locations and if the shipping costs escalate whereby the cost is not prohibitive for the customer to shop online, we could potentially become less competitive thereby affecting our sales.  Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results.  Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis.

Our revenues will depend on our relationships with capable sales personnel as well as customers, suppliers and manufacturers of the products that we distribute.

Our future operating results will depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as customers, suppliers and manufacturers.  If we fail to maintain relationships with such persons or fail to acquire relationships with such key persons in the future, our business may be adversely affected.

The offering price of the shares should not be used as an indicator of the future market price of the securities.  The offering price bears no relationship to the actual value of the company, and may make our shares difficult to sell.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $.10 for the shares of common stock was determined based on the price of shares sold in our private offering. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

We may incur significant costs to be a public company to ensure compliance with United States corporate governance and accounting requirements and we may not be able to absorb such costs.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

There is no assurance of a public market or that the common stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Our common stock is considered a penny stock, which is subject to restrictions on marketability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Our principal executive office location and mailing address is 3651 Lindell Rd. Suite #D155, Las Vegas, NV, 89103. Currently, this space is sufficient to meet our office and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space.  In addition, the Company has facilities in Toronto, Ontario sufficient to sustain our office in Canada at a rental cost of $1,400 per month.

ITEM 3.         LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is no established current public market for the shares of our common stock.  Our common stock is quoted on the OTC Bulletin Board under symbol HADV.  Minimal trading has occurred through the date of this filing. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders

As of the July 31, 2012, we had 39 stockholders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended July 31, 2011, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

From inception to July 31, 2012 we have incurred a net loss of $177,333 and an accumulated deficit of $177,333. The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

We were incorporated on April 14, 2010 in Wyoming. Our business office is located at 3651 Lindell Road, Suite D#155, Las Vegas, NV, 89103.  Our telephone number is 702-943-0309. We were founded by Jordan Starkman, who serves as President and Director.  In addition, Domenico Pascazi was appointed as a director in March 2011.

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

Since July 31, 2011, and for the four months since our fiscal year end, our business will be built across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.   Our growth plan is to achieve $250,000 in net revenues within the first 12 months following our July 31, 2012 year–end, with $120,000 derived from these four growth product lines at an average of $30,000 from each new growth category business unit.  We have generated minimal revenues to date. We plan to completed a financing through a private offering for a minimum of $200,000 within the 12 month period following our July 31, 2012 year-end.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company. If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We will launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of HealthAdvanceMD.   No steps have been taken thus far to secure customers for our products.

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

Within 24 months following our July 31, 2012 year-end, we intend to achieve total sales of $500,000. We expect to achieve this by generating revenue of $ 300,000 from our core four growth markets at a sales growth rate of approximately 50% per year; along with an additional $200,000 from our durable medical products business and over $50,000 derived from margin improvements on existing product lines within our four core growth categories.

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

The Company is currently negotiating financing in the amount of $200,000 to further the Company’s business operations.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Results of Operations for the years ended July 31, 2012 and 2011

For the years ended July 31, 2012 and July 31, 2011, we had sales of $100 and $0, respectively.  Cost of goods sold for the years ended period ended July 31, 2012 and July 31, 2011 were $69 and $0, respectively.  The revenue was generated from the sale of medical supplies.

Net loss was $109,156 for year ended July 31, 2012 and $68,177 for year ended July 31, 2011. The increase in operating expenses was the sole contributing factor for the increased loss during the period.

Operating expenses for the years ended July 31, 2012 and July 31, 2011 were $109,242 and $67,904 respectively. The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. Professional fees for the year ended July 31, 2012 was $44,862 compared to $4,000 for the year ended July 31, 2011.  The increase in professional fees during the year ended July 31, 2012 compared to the year ended July 31, 2011 is primarily attributed to the accounting costs, audit and legal fees related to the Company’s SEC filings.

During the year ended July 31, 2012 the director’s contributed services totaled $24,000 compared to $14,000 for the year ended July 31, 2011.  These services were included in the calculation of additional paid in capital.

During the year ended July 31, 2012 we operated from a premises leased by a director.  The costs of this premises and other general and administrative expenses paid on our behalf during the year ended July 31, 2012 totaled $16,800 compared to $8,400 as of July 31, 2011.  These expenses are payable to the shareholder and included in current liabilities.

During the years ending July 31, 2012 and 2011, we had no provision for income taxes due to the net operating losses incurred.

Any sales generated consist of the sale of medical supplies from our wholesalers and any profit generated is derived from the margins on the products sold.   We expect to generate increased sales once our advertising campaign begins.

Liquidity and Capital Resources

As of July 31, 2012 we had a cash balance of $1,202, prepaid expenses of $1,164, and a working capital deficit of $32,733.

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

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $200,000 and a maximum of $500,000 in order to continue the introduction of the www.healthadvancemd.com e-commerce site to the retail community and health care community.  To achieve our goals the Company expects to commit the majority of its funding to the advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with various funders in the US.

We believe we can satisfy our cash requirements for the next twelve months with our expected revenues and if needed an additional loan from our director, Jordan Starkman.  Currently there is no firm loan commitment in place between the Company and Jordan Starkman. However, the success of our operations is dependent on attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.         FINANCIAL STATEMENTS

HEALTH ADVANCE INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
JULY 31, 2012

HEALTH ADVANCE INC.
(A Development Stage Company)
JULY 31, 2012

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations and Comprehensive Loss	F-3

Statements of Stockholders' Deficit	F-4

Statements of Cash Flows	F-5

Notes to the Financial Statements	F-6 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Health Advance Inc.

We have audited the accompanying balance sheets of Health Advance Inc. (a Development Stage Company) as of July 31, 2012 and 2011 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended July 31, 2012, 2011 and for periods from the date of inception (April 14, 2010) to July 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Advance Inc. (A Development Stage Company) as of July 31, 2012 and 2011 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended July 31, 2012 and 2011 and for periods from the date of inception (April 14, 2010) to July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has significant operating losses, is in the development stage with no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Ontario, Canada
November 9, 2012

HEALTH ADVANCE INC.
(A Development Stage Company)

BALANCE SHEETS AS AT  JULY 31,
(Expressed in United States Dollars)

	2012	2011
ASSETS
Current Assets
Cash	$1,202	$8,843
Prepaid expenses	1,164	25,000

Total Current Assets	2,366	33,843

Total Assets	$2,366	$33,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,633	$4,000
Advances from shareholder	25,466	8,420

Total Liabilities	35,099	12,420

Stockholders' (Deficit) Equity
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 2,452,000 (July 31, 2011 - 2,142,000)	2,452	2,142
Additional paid in capital	142,148	87,458
Deficit accumulated during the development stage	(177,333)	(68,177)

Total Stockholders' (Deficit) Equity	(32,733)	21,423

Total Liabilities and Stockholders' (Deficit) Equity	$2,366	$33,843

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	For the Period from Inception (April 14, 2010) to July 31, 2012

SALES	100	-	100

COST OF GOODS SOLD	69	-	69

GROSS PROFIT	31	-	31

EXPENSES
Professional fees	44,862	4,000	48,862
Office and general	5,980	1,504	7,484
Rent and occupancy costs	14,400	8,400	22,800
Consulting and management fees	44,000	54,000	98,000

TOTAL OPERATING EXPENSES	109,242	67,904	177,146

LOSS FROM OPERATIONS	(109,211)	(67,904)	(177,115)
Foreign exchange loss	55	(273)	(218)

NET LOSS AND COMPREHENSIVE LOSS	$(109,156)	$(68,177)	$(177,333)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.05)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	2,259,890	1,641,667

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2012
(Expressed in United States Dollars)

	Common Stock		Additional Paid In	Deficit Accumulated During The Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
Opening Balance	-	$-	$-	$-	$-

Issuance of common stock at inception	1,400,000	1,400	-	-	1,400

Balance, July 31, 2010	1,400,000	1,400	-	-	1,400

Issuance of common stock for cash	92,000	92	9,108	-	9,200
Issuance of common stock for services	650,000	650	64,350	-	65,000
In-kind contribution of services	-	-	14,000	-	14,000
Net loss	-	-	-	(68,177)	(68,177)

Balance, July 31, 2011	2,142,000	$2,142	$87,458	$(68,177)	$21,423

Issuance of common stock for cash	160,000	160	15,840	-	16,000
Issuance of common stock for services	150,000	150	14,850	-	15,000
In-kind contribution of services	-	-	24,000	-	24,000
Net loss	-	-	-	(109,156)	(109,156)

Balance, July 31, 2012	2,452,000	$2,452	$142,148	$(177,333)	$(32,733)

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company

STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	For the Period from Inception (April 14, 2010) to July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,156)	$(68,177)	$(177,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	15,000	40,000	80,000
In-kind contribution of services	24,000	14,000	38,000

CHANGE IN ASSETS AND LIABILITIES:
Prepaid expenses	23,836	-	(1,164)
Accounts payable and accrued liabilities	5,633	4,000	9,633

Net cash provided by operating activities	(40,687)	(10,177)	(50,864)
Acquisition of	-	-	-

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	16,000	9,200	26,600
Advances from shareholder	17,046	8,420	25,466

Net cash provided by financing activities	33,046	17,620	52,066

NET (DECREASE) INCREASE IN CASH	(7,641)	7,443	1,202

CASH, BEGINNING OF PERIOD	8,843	1,400	-

CASH, END OF PERIOD	$1,202	$8,843	$1,202

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2012
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Health Advance Inc. (the "Company" or "Health Advance") was incorporated in the State of Wyoming on April 14, 2010.  The Company is a development stage company and is an on-line retailer of home medical products with operations in Canada and the US.

2.	BASIS OF PRESENTATION

The Company has earned minimal revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification 915, Accounting and Reporting by Development Stage Enterprises ("ASC 915").  Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis.  The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing.  Management is actively targeting sources of additional financing to provide continuation of the Company’s operations.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2012
(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605, Revenue Recognition.  Revenue from sales to customers are recognized at the date a formal arrangement exists, the price is fixed and determinable, the goods are shipped to the customer and no other significant obligation of the Company exists and collectability is reasonably assured.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred.

Cost of Goods Sold

Costs of goods sold are recognized at the date the goods are shipped to the customer and are matched with revenues.

Stock-Based Compensation

The Company accounts for Stock-Based Compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity ’ s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.

Comprehensive Income

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of consolidated financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity (deficit), and consists of unrealized gains (losses) on available for sale marketable securities and foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2012
(Expressed in United States Dollars)

Fair Value of Financial Instruments

In accordance with ASC 825-10-50,  (formerly SFAS No. 107), Disclosures About Fair Value of Financial Instruments, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2012, the carrying value of accounts payable and accrued liabilities and advances from shareholder approximate their fair value because of the limited terms of these instruments.

In accordance with ASC 820-10, (formerly SFAS No. 157), Defining Fair Value Measurement, the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements

Income Taxes

The Company accounts for income taxes pursuant to ASC 740-10, (formerly SFAS No. 109), Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-02 (formerly SFAS No. 128), Earnings per Share, which requires disclosure on the consolidated financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the period from inception (April 14, 2010) to July 31, 2012.

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2012
(Expressed in United States Dollars)

Concentration of Credit Risk

ASC 815-10 (formerly SFAS No. 105) Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentration.  The Company does not have significant off-balance-sheet risk or credit concentration.

Recent Accounting Pronouncements

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year.  Full retrospective application of the new guidance is optional.  The Company adopted this amendment for the fiscal year ended July 31, 2012.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2012
(Expressed in United States Dollars)

5.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)
Commencing January 1, 2011, the Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $16,800 during the year ended July 31, 2012 (2011 - $8,400) .  This monthly charge includes the head office rent, phone, internet and other administrative services.

(b)	Advances from a shareholder of the Company as at July 31, 2012 were $25,466 (2011 - $8,420). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

6.	CAPITAL STOCK

On April 14, 2010 the Company issued 1,400,000 common stock at $0.001 per share to the founding shareholder for proceeds of $1,400.

During fiscal 2011, the Company completed non-brokered private placements of 92,000 common stock at $0.10 per share for proceeds of $9,200.

During fiscal 2011, the Company issued 650,000 common stock for legal, consulting and web design services and directors fees.  These services were valued at $0.10 per share.

On November 1, 2011 the Company issued 150,000 shares of common stock for professional services rendered.  These services were valued at $15,000.

On July 18, 2012 the Company issued 160,000 shares for total proceeds of $16,000.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

During the period from inception to July 31, 2012, there were no interest or taxes paid by the Company.

The significant non-cash transactions for the year ended July 31, 2012 and 2011 consisted of the following:

a) From January 1, 2011 to July 31, 2011 the controlling shareholder contributed management services of $2,000 per month totaling $14,000 and for the year ended July 31, 2012 totaling $24,000.

b) During fiscal 2011, the Company issued 650,000 common stock for legal, consulting and web design services and directors fees.  During fiscal 2012 the Company issued 150,000 common stock for legal services.

c) During fiscal 2011, the Company prepaid for legal and consulting fees in the amount of $25,000.  These were non-cash payments included in Note 7 c).

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2012
(Expressed in United States Dollars)

8.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740-20. ASC 740-20 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under ASC 740-20 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has income tax losses available to be applied against future year’s income as a result of the losses incurred since inception.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 15% to income before provision for taxes as follows:

	2012	2011

Computed expected tax	$(16,373)	$(10,227)
Expenses not deductible for tax purposes	8,850	8,100
Tax losses available for carry forward	7,523	2,127
Provision for income taxes	$-	$-

The components of deferred income taxes have been determined at the US federal statutory rate of 15% and are as follows:

	2012	2011

Deferred income tax assets:
Income tax losses available for carry forward	$9,650	$2,127
Valuation allowance	(9,650)	(2,127)
Deferred income taxes	$-	$-

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2012
(Expressed in United States Dollars)

9.	FINANCIAL INSTRUMENTS

Foreign Currency Risk

The Company is exposed to currency risks due to the potential variation of the currencies in which it operates.  Principal currencies include the United States dollar and Canadian dollar.  We monitor our foreign currency exposure regularly to minimize our foreign currency risk exposure.

Equities Price Risk

Equity investments are subject to market price risk.  We monitor our equity holdings regularly to maximize the overall effectiveness of our equity risk exposure.

Concentration of Credit Risk

The Company does not have significant off-balance-sheet risk or credit concentration.  The Company maintains cash with major financial institutions.  From time to time, the Company may have funds on deposit with commercial banks that exceed federally insured limits.  Management does not consider this to be a significant risk.

Liquidity Risk

The Company is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or achieving profitable operations to satisfy its liabilities as they come due.

Fair Values

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, convertible notes receivable and payable, advances from stockholder and advances from related party.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

Report of Management on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected.

In the course of management's assessment, we have identified the following material weaknesses in internal control over financial reporting:

●
Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●
Maintenance of Current Accounting Records –We may from time to time fail to maintain our records that in reasonable detail accurately and fairly reflect the transactions of the Company. This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

●	Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions in a foreign currency.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director's age as of July 31, 2012 are as follows:

NAME	AGE	POSITION

Jordan Starkman	42	President, Chief Financial Officer and Director

Domenico Pascazi	36	Director

JORDAN STARKMAN, 42, President. Mr. Starkman brings over twenty years experience in sales, financial consulting, and investor and client relations to the Health Advance team. He is a co-founder of Pay By the Day Company Inc. and was VP Operations from June 2003 prior to becoming President in January 2006. In addition to being President of Pay By The Day Company Inc., Mr. Starkman is the President of Tucana Lithium (formerly Pay By The Day Holdings) and Pacific Green Technologies Inc., both of which are quoted on the OTCQB.  Mr. Starkman spends the majority of his time overseeing the operations of Tucana Lithium, a junior mining/exploration company.  Prior to forming Pay By The Day Company Inc. in 2003, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics, and was President of Guardians of Gold from November 2005 to October 2011. Jordan has an extensive background in finance and business development. He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan also holds a BA in Statistics from the University of Western Ontario.

Domenico Pascazi, 36, Director Domenico Pascazi is currently a director of Health Advance Inc.  Domenico has 15 years experience in sales and marketing and brings tremendous experience and resources to the Health Advance team.  Since 2001 through January 2012, he managed a team of 35 employees at Roadside Paving as acting Sales/Corporate Development Manager.  Since January 2012, Domenic is the founder and President of TerraPave.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

We do not have a class of equity securities registered pursuant to section 12 of the Securities Exchange Act and therefore our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file reports of ownership and changes in ownership with the SEC or furnish us with copies of these reports.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended July 31, 2012 and 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals

Jordan Starkman	2012	$0	$0	$0		$0	$0	$0	$0	$0
President and Director	2011	0	0	1,400	(1)	0	0	0	0	0

Domenico Pascazi	2012	$0	$0	$0		$0	$0	$0	$0	$0
Director	2011	0	0	10,000	(2)	0	0	0	0	0

(1) Founder shares issued computed at par value equal to $.001 per share
(2) Computed at $.10 per share in accordance with the private placement completed during June 2011.

Employment Agreements

We do not have any employment agreements in place with our officer and directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 2,292,000 shares of common stock issued and outstanding as of November 5, 2012.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Jordan Starkman, President, Chief Financial Officer and Director (1)	1,401,000	61.13%
3651 Lindell Rd #D155, Las Vegas, NV 89103

Domenico Pascazi, Director	103,000	4.50%
125A Toryork Dr, Toronto, Ontario, M9L 1X9
All directors and executive officers as a group (2 persons)	1,504,000	65.62%

5% Security Holder
2237815 Ontario Ltd. (2)	1,000,000	43.63%

(1)
Includes (1) 400,000 shares of common stock owned by Jordan Starkman; 1,000 shares of common stock owned by Tami Garson, wife of Jordan Starkman; and (iii) 1,000,000 shares of common stock held by 2237815 Ontario Ltd., of which Jordan Starkman is the sole shareholder and in sole control.

(2)	Jordan Starkman is the sole owner and in sole control of 2237815 Ontario Ltd., and therefore has voting and dispositive control over securities held by 2237815 Ontario Ltd..

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2010, we issued 1,400,000 founder shares of common stock to Jordan Starkman pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The total purchase price of the Shares was $1,400.

In March 2011, Domenico Pascazi was appointed as a director and was issued 100,000 shares for his services.

Commencing January 1, 2011, the Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $16,800 during the year ended July 31, 2012 (2011  $8,400) .  This monthly charge includes the head office rent, phone, internet and other administrative services.

Advances from a shareholder of the Company as at July 31, 2012 were $25,466 (2011  $8,420).  These advances are non-interest bearing, unsecured and with no specific terms of repayment.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended July 31, 2012, we were billed approximately $7,500 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended July 31, 2012, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended July 31, 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1 +	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas of Nevada on November 13, 2012.

HEALTH ADVANCE INC.

By:	/s/Jordan Starkman
Jordan Starkman
President and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/Jordan Starkman
Jordan Starkman
President, Chief Financial Officer and Director, (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

By:	/s/Domenico Pascazi
Domenico Pascazi
Director