Form 10-Q
period 2012-10-31
Health Advance, Inc.
filed 2012-12-18
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December 18, 2012, there were 2,452,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

October 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 - F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4.	Control and Procedures	4

PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH ADVANCE INC.

CONTENTS

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2012 (UNAUDITED) AND AS OF JULY 31, 2012 (AUDITED).

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED).

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED).

PAGE	F-5-6	NOTES TO FINANCIAL STATEMENTS (UNAUDITED).

HEALTH ADVANCE INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
OCTOBER 30, 2012

BALANCE SHEETS
AS AT
(Expressed in United States Dollars)

	October 31,	July 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$159	$1,202
Prepaid expenses	665	1,164
Total Current Assets	824	2,366
Total Assets	$824	$2,366
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,994	$9,633
Advances from shareholder	29,666	25,466
Total Current Liabilities	38,660	35,099
Total Liabilities	38,660	35,099
Stockholders' Equity
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 2,452,000 (July 31, 2012 - 2,452,000)	2,452	2,452
Additional paid in capital	148,148	142,148
Deficit accumulated during the development stage	(188,436)	(177,333)
Total Stockholders' Equity	(37,836)	(32,733)
Total Liabilities and Stockholders' Equity	$824	$2,366

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	For the Period from Inception (April 14, 2010) to October 31, 2012

SALES	-	-	100
COST OF GOODS SOLD	-	-	69
GROSS PROFIT	-	-	31

EXPENSES
Professional fees	362	8,000	49,224
Office and general	1,142	1,373	8,627
Rent and occupancy costs	3,600	3,600	26,400
Consulting and management fees	6,000	13,500	104,000
TOTAL OPERATING EXPENSES	11,104	26,473	188,251
LOSS FROM OPERATIONS	(11,104)	(26,473)	(188,220)
Foreign exchange gain (loss)	1	171	(216)
NET LOSS AND COMPREHENSIVE LOSS	$(11,103)	$(26,302)	$(188,436)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.01	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	2,452,000	2,142,000

STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	For the Period from Inception (April 14, 2010) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,103)	$(26,302)	$(188,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	80,000
In-kind contribution of services	6,000	6,000	44,000
Changes in operating assets and liabilities:
Prepaid expenses	498	12,500	(665)
Accounts payable and accrued liabilities	(638)	(1,270)	8,994
Net cash provided by operating activities	(5,243)	(9,072)	(56,107)
Net cash provided by investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	26,600
Advances from stockholder	4,200	4,200	29,666
Net cash provided by financing activities	4,200	4,200	56,266
NET INCREASE IN CASH	(1,043)	(4,872)	159
CASH, BEGINNING OF PERIOD	1,202	8,843	-
CASH, END OF PERIOD	$159	$3,971	$159

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Health Advance Inc. (the "Company" or "Health Advance") was incorporated in the State of Wyoming on April 14, 2010.  The Company is a development stage company and is an on‑line retailer of home medical products with operations in Canada and the US.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10K for the year ended 31 July 2012.

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

These financial statements have been prepared assuming the Company will continue on a going‑concern basis.  The Company has incurred losses since inception and the ability of the Company to continue as a going‑concern depends upon its ability to develop profitable operations and to continue to raise adequate financing.  Management is actively targeting sources of additional financing to provide continuation of the Company’s operations.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

The Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $4,200 for the three months ended October 31, 2012 (2011 ‑ $4,200). This monthly charge includes the head office rent, phone, internet and other administrative services.

Advances from a shareholder of the Company as at October 31, 2012 were $29,666 (2011 ‑ $12,620). These advances are non interest bearing, unsecured and with no specific terms of repayment.

5.	SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended October 31, 2012 and 2011 and for the period from inception to October 31, 2012, there were no interest or taxes paid by the Company.

The significant non‑cash transactions for the three months ended October 31, 2012 consisted of the following:

a) For the three months ended October 31, 2012 the controlling shareholder contributed management services of $2,000 per month totaling $6,000 (October 31, 2011 - $6,000).

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

Overview

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

The Company is actively seeking financing for its current business operation.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely. We will likely to raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. The issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current stockholders. There are no agreements with any parties at this point in time for additional funding.

Plan of Operation

We were incorporated on April 14, 2010 in Wyoming. Our business office is located at 3651 Lindell Road, Suite D#155, Las Vegas, NV, 89103.  Our telephone number is 702-943-0309. We were founded by Jordan Starkman, who serves as President and Director.  In addition, Domenico Pascazi was appointed as a director in March 2011.

We are an on-line retailer of home medical products with operations in Canada and the US, and with administration and infrastructure supported globally.  Our strategy is to attract opportunities in the health care industry through the development and growth of our existing web site www.healthadvancemd.com.   We believe we can operate more cost efficiently and compete as a discounter that delivers value and low cost branded lines of home medical care products together with valuable customer care that is currently missing in the marketplace.  Our goal is to become our customers’ single source for low cost health care supplies, by meeting all of our customer’s needs.

We strive to offer health care professionals, medical distributors and consumers the highest quality brands and products at the most affordable prices. We expect to achieve this by forming relationships with suppliers that will be able to provide us with preferred prices once we are able to make bulk purchases.

In the fiscal year of 2013, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.   Our growth plan is to achieve $250,000 in net revenues within the first 12 months following our July 31, 2012 year–end, with $120,000 derived from these four growth product lines at an average of $30,000 from each new growth category business unit.

We plan to complete a financing through a private offering for a minimum of $200,000 in the fiscal year of 2013.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We also intend to launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of HealthAdvanceMD.   We expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2012 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets in order to achieve improved margin of between 25-35%.  We intend to continue to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products. No steps have been taken thus far to secure customers for our products.

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

In the fiscal year of 2013 and 2014, we intend to achieve total sales of $500,000. We expect to achieve this by generating revenue of $300,000 from our core four growth markets at a sales growth rate of approximately 50% per year; along with an additional $200,000 from our durable medical products business and over $50,000 derived from margin improvements on existing product lines within our four core growth categories.

In our key growth areas we plan to focus on reducing and concentrating the number of product SKUs in each growth category in order to create leverage with our supply chain across selected relationships with respiratory, diabetes, ostomy and mastectomy suppliers.  These new direct-from-manufacturer programs will primarily be drop ship programs and will essentially result in no new product inventory risks.  They will be predominantly product substitution strategies where direct manufacturers carry the inventory risk in order to get shelf space within our business to consumer ecommerce property www.healthadvancemd.com and other sales channels.  These programs will be based on committed but non-binding contracted volume from us with each manufacturer, but where the manufacturer still carries the inventory, marketing investment, and the majority of the time continues to handle drop shipments direct to our customers and sales channels.

The first tranche of these direct from manufacturer programs is expected to be with North America based manufacturers given a tendency for higher quality product, margins and their ability to handle inventory and direct shipments to our customers.  We also plan to evaluate a select number of overseas supplier relationships if we identify that a select overseas direct supplier can and will meet our delivery, financing and quality and return warranty terms.  As a result of these supply chain improvements we expect to increase our net revenues by over an additional $50,000 based on margin improvements of an average of 20-25% and this does not include factoring in even higher margins if we choose to source from overseas markets.

These new product launches will be outlined and planned within the 2013 fiscal year, once our financing is completed.  During the next 24 months following our 2012 year-end, we plan to work with our manufacturing partners to develop and finalize no less than 2 new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2 based on an estimate of an average of $50,000 net revenue per new product line per year.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of July 2014.

In addition to supply chain optimization coming into full effect by the beginning of January 2014 which should result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. As a result by the end of July 2014, based on achieving the 3 key milestones outlines above including: (1) entering into new growth markets, (2) optimizing our supply chain and (3) launching new product lines in our new growth markets – we intend as part of a 36 month plan from July 31, 2012, to achieve a top line net revenue from our operations of $2,000,000.

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

Results of Operations for the three months ended October 31, 2012

For the three months ended October 31, 2012 and October 31, 2011, we had no sales.  Cost of goods sold for the three-month period ended October 31, 2012 and October 31, 2011 were $0 and $0, respectively.  Operating expenses for the three months ended October 31, 2012 and October 31, 2011 were $10,606 and $26,473 respectively.

Net loss for the three months ended October 31, 2012 and October 31, 2011 were $11,103 and $26,302 respectively. The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. The decreased loss from October 31, 2012 compared to October 31, 2011 is attributed to the decrease in professional fees and management fees.  Professional fees for the three months ended October 31, 2012 was $362 compared to $8,000 for the three months ended October 31, 2011.

During the period from inception (April 14, 2010) to October 31, 2012 the total operating expenses were $188,251 and the net loss was $188,436.

During the three months ended October 31, 2012 the director’s contributed services totaled $6,000.  These services were included in the calculation of additional paid in capital.

During the three months ended October 31, 2012 we operated from a premises leased by a director.  The costs of this premises and other general and administrative expenses paid on our behalf during the three months ended October 31, 2012 totaled $4,200.  These expenses are payable to the shareholder and included in current liabilities.

During the period from inception (April 14, 2010) to October 31, 2012, we had no provision for income taxes due to the net operating losses incurred.

Any sales generated consist of the sale of medical supplies from our wholesalers and any profit generated is derived from the margins on the products sold.   We expect to generate increased sales once our advertising campaign begins.

Liquidity and Capital Resources

As of October 31, 2012 we had a cash balance of $159, prepaid expenses of $665, and a working capital deficit of $37,836.

The initial use of the consideration received from the Company’s unregistered common share sales that occurred in the amount of $89,200 was allocated to offering expenses, professional fees, advertising/marketing, website and ecommerce platform development and working capital. The breakdown of the $89,200 received by the Company consists of $9,200 in cash received from sales of unregistered common stock and $80,000 of unregistered common stock issued in exchange for services.  In July 2012, the Company raised an additional $16,000 for professional and consulting fees.

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $200,000 and a maximum of $500,000 in order to continue the introduction of the www.healthadvancemd.com e-commerce site to the retail community and health care community.  To achieve our goals the Company expects to commit the majority of its funding to the advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  We will likely to raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. The issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current stockholders. There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with various funders in the US.

We believe we can satisfy our cash requirements for the next twelve months with our expected revenues and if needed an additional loan from our director, Jordan Starkman.  We cannot assure investors that adequate revenues will be generated and there is no current loan commitment in place between the Company and Jordan Starkman. However, the success of our operations is dependent on attaining adequate revenue. In the absence of our projected revenues, we may be unable to proceed with our plan of operations or we may require financing to achieve our profit, revenue, and growth goals.

We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 12 months will total approximately $25,000.  Legal and accounting expenses of $15,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash on hand, additional financing, net sales and if needed, an advance from our officer and director, Jordan Starkman.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised.  The foregoing represents our best estimate of our cash needs based on our current business condition.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.  It is currently expected that the Company will spend an additional $175,000 in variable costs relating to marketing and business development that will be funded from future financings.

In the event we are not successful in reaching our initial revenue targets, we need additional funds to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

The management did not believe that recent accounting pronouncements issued by the FASB have a material impact on the Company’s present or future consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2012 for the material weakness identified below:

●
Due to limited resources available, the Company currently does not have any employee except Jordan Starkman our Chief Executive Officer, Chief Financial Officer and director and Domenico Pascazi our director. As such, there is no segregation of duties within the Company.

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

In January 2011, 100,000 shares were issued to Robert Salaverry for the development of the healthadvancemd e-commerce platform, web design and consulting services.  As of July 2011, there were 100,000 shares issued to each Peritus Capital, George Gallo, Direct Global Media Corp, and Michael Amoroso for consulting services rendered. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Robert Salaverry, Peritus Capital, George Gallo, Direct Global Media Corp, and Michael Amoroso had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In June 2011 we issued 50,000 common shares to Anslow & Jaclin, LLP in exchange for legal services rendered.  In November 2011, the Company issued an additional 150,000 shares to Anslow & Jaclin, LP in exchange for legal services rendered. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Anslow & Jaclin, LP had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

On July 18, 2012 the Company received $16,000 in exchange for 160,000 shares of common stock at $0.10 per share.  These shares will be issued in the next quarter. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors.

The above proceeds will be used to fund operations as discussed in our Plan of Operations.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2012 furnished in XBRL and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.)

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Health Advance, Inc.

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer, Chief Financial Officer (Duly Authorized Officer,	December 18, 2012
Jordan Starkman	Principal Executive Officer, and Principal Financial Officer)