Form 10-Q
period 2013-01-31
Health Advance, Inc.
filed 2013-03-25
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-177122

HEALTH ADVANCE INC.
 (Exact name of registrant as specified in its Charter)

WYOMING	46-0525223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Rd. Suite D155
Las Vegas, NV, 89103
 (Address of Principal Executive Offices)(Zip Code)
 _______________

702-943-0309
 (Registrants telephone number, including area code)
_______________

N/A
(Former name, or former address and former fiscal year if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 18, 2013, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

January 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH ADVANCE INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2013

CONTENTS

PAGE	F-1	CONSOLIDATED BALANCE SHEET AS OF JANUARY 31, 2013 (UNAUDITED) AND AS OF JULY 31, 2012 (AUDITED).

PAGE	F-2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 (UNAUDITED)

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED).

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED).

PAGE	F-5 -6	NOTES TO FINANCIAL STATEMENTS. (UNAUDITED)

HEALTH ADVANCE INC.
(A Development Stage Company)

BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	January 31,	July 31,
	2013	2012
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$281	$1,202
Prepaid expenses	166	1,164
Total Assets	$447	$2,366
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$11,854	$9,633
Advances from shareholder	30,866	25,466
Total Liabilities	42,720	35,099
Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 24,520,000 (July 31, 2012 - 24,520,000)	24,520	24,520
Additional paid in capital	132,080	120,080
Common stock issuable	25,000	—
Deficit accumulated during the development stage	(223,873)	(177,333)
Total Stockholders' Deficit	(42,273)	(32,733)
Total Liabilities and Stockholders' Deficit	$447	$2,366

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the six Months Ended January 31, 2013	For the six Months Ended January 31, 2012	For the Period from Inception (April 14, 2010) to January 31, 2013

SALES	-	100	100
COST OF GOODS SOLD	-	69	69
GROSS PROFIT	-	31	31

EXPENSES
Professional fees	5,362	23,075	54,226
Office and general	6,849	3,444	14,333
Rent and occupancy costs	7,200	7,200	30,000
Consulting and management fees	27,000	27,000	125,000
TOTAL OPERATING EXPENSES	46,411	60,719	223,559
LOSS FROM OPERATIONS	(46,411)	(60,688)	(223,528)
Foreign exchange gain (loss)	(129)	171	(345)
NET LOSS AND COMPREHENSIVE LOSS	$(46,540)	$(60,517)	$(223,873)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	24,520,000	22,920,000

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Three Months Ended January 31, 2013	For the Three Months Ended January 31, 2012

SALES	-	100
COST OF GOODS SOLD	-	69
GROSS PROFIT	-	31

EXPENSES
Professional fees	5,000	15,075
Office and general	5,707	2,071
Rent and occupancy costs	3,600	3,600
Consulting and management fees	21,000	13,500
TOTAL OPERATING EXPENSES	35,307	34,246
LOSS FROM OPERATIONS	(35,307)	(34,215)
Foreign exchange gain (loss)	(129)	-
NET LOSS AND COMPREHENSIVE LOSS	$(35,436)	$(34,215)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	24,520,000	22,920,000

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Six Months Ended January 31, 2013	For the Six Months Ended January 31, 2012	For the Period from Inception (April 14, 2010) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,540)	$(60,517)	$(223,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	15,000	80,000
In-kind contribution of services	12,000	12,000	50,000
Issuance of common stock for services	15,000	-	15,000

Changes in operating assets and liabilities:
Prepaid expenses	998	20,000	(166)
Accounts payable and accrued liabilities	2,221	(1,492)	11,854
Net cash used in by operating activities	(16,321)	(15,009)	(67,185)
Net cash provided by investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	10,000	-	36,600
Advances from stockholder	5,400	8,469	30,866
Net cash provided by financing activities	15,400	8,469	67,466
NET INCREASE (DECREASE) IN CASH	(921)	(6,540)	281
CASH, BEGINNING OF PERIOD	1,202	8,843	-
CASH, END OF PERIOD	$281	$2,303	$281

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2013

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Health Advance Inc. (the "Company" or "Health Advance") was incorporated in the State of Wyoming on April 14, 2010. The Company is a development stage company and is an online retailer of home medical products with operations in Canada and the US.  On February 14, 2013, the Company effected a 10-for-1 forward split of the Company’s issued and outstanding common shares. The Company’s issued and outstanding common shares were therefore increased from 2,452,000 to 24,520,000.  All per share amounts have been restated to reflect this stock split.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10K for the year ended July 31, 2012.

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

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2013

(Expressed in United States Dollars)

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

The Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $8,400 for the six months ended January 31, 2013 (six months ended January 31, 2012 - $8,400). This monthly charge includes the head office rent, phone, internet and other administrative services.

Advances from a shareholder of the Company as at January 31, 2013 were $30,866 (July 31, 2012 - $25,466). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

5.	SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended January 31, 2013 and 2012 and for the period from inception to, January 31, 2013, there were no interest or taxes paid by the Company.

The significant non cash transactions for the six months ended January 31, 2013 consisted of the following:

a)For the six months ended January 31, 2013 the controlling shareholder contributed management services of $2,000 per month totaling $12,000 (six months ended January 31, 2012 - $12,000);

b)On November 14, 2012, the Company received $10,000 in exchange for 2,000,000 shares of common stock at $0.005 per share.  These shares will be issued in the next quarter;

c)In December 2012, the Company agreed to issue 1,000,000 shares of common stock valued at $0.01 per share for a total of $10,000 for web design services and repairs.  These shares will be issued in the next quarter; and

d)In January 2013, the Company agreed to issue 500,000 shares of common stock valued at $0.01 per share for a total of $5,000 for consulting services. These shares will be issued in the next quarter.

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2013

(Expressed in United States Dollars)

6.	CAPITAL STOCK

On November 14, 2012, the Company received $10,000 in exchange for 2,000,000 shares of common stock at $0.005 per share. These shares will be issued in the next quarter.

In December 2012, the Company agreed to issue 1,000,000 shares of common stock valued at $0.01 per share for a total of $10,000 for web design services and repairs.  These shares will be issued in the next quarter.

In January 2013, the Company agreed to issue 500,000 shares of common stock valued at $0.01 per share for a total of $5,000 for consulting services. These shares will be issued in the next quarter.

7.	SUBSEQUENT EVENT

On February 12, 2013, Domenic Pascazi notified Health Advance, Inc. that he would resign from his position as a member of the board of directors of the Company, effective immediately.

On February 14, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) for a 10-for-1 forward stock split of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (the “Forward Split”), to be effective as of February 15, 2013.  The Forward Split had been previously approved and authorized by the board of directors and majority holders of the Company and, as a result, the issued and outstanding Common Stock increased from 2,452,000 to 24,520,000.

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

On February 14, 2013, the Company effected a 10-for-1 forward split of the Company’s issued and outstanding common shares. The Company’s issued and outstanding common shares were therefore increased from 2,452,000 to 24,520,000.  All per share amounts have been restated to reflect this stock split.

Plan of Operation

We were incorporated on April 14, 2010 in Wyoming. Our business office is located at 3651 Lindell Road, Suite D#155, Las Vegas, NV, 89103.  Our telephone number is 702-943-0309. We were founded by Jordan Starkman, who serves as our President and Director.  In addition, Domenico Pascazi was appointed as a director in March 2011.  On February 12, 2013, Mr. Pascazi resigned from his position as a member of the board of directors. Mr. Pascazi’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices.

We are an on-line retailer of home medical products with operations in Canada and the United States, and with administration and infrastructure supported globally.  Our strategy is to attract opportunities in the health care industry through the development and growth of our existing web site www.healthadvancemd.com.   We believe we can operate more cost efficiently and compete as a discounter that delivers value and low cost branded lines of home medical care products together with valuable customer care that is currently missing in the marketplace.  Our goal is to become our customers’ single source for low cost health care supplies, by meeting all of our customer’s needs.

We strive to offer health care professionals, medical distributors and consumers the highest quality brands and products at the most affordable prices. We expect to achieve this by forming relationships with suppliers that will be able to provide us with preferred prices once we are able to make bulk purchases.

In the fiscal year of 2013, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.   Our growth plan is to achieve net revenues within the first 12 months following our July 31, 2012 year–end.

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

If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We also intend to launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of HealthAdvanceMD.   We expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2012 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets.  We intend to continue to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products. No steps have been taken thus far to secure customers for our products.

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

We expect that these new product launches will be outlined and planned within the 2013 fiscal year, once our financing is completed.  During the next 24 months following our 2012 year-end, we plan to work with our manufacturing partners to develop and finalize no less than two new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of July 2014.

In addition to attempting to achieve supply chain optimization by the beginning of January 2014, which we intend to result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. By the end of July 2014, we intend to  achieve the 3 key milestones outlined above including: (1) entering into new growth markets, (2) optimizing our supply chain, and (3) launching new product lines in our new growth. from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution from our traditional durable medical products businesses through existing wholesaler channels and from new products launched.

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

The Company is currently negotiating financing in the amount of $200,000 to further the Company’s business operations.  Any capital raised will likely be through either a private placement or a convertible debenture and will likely result in the issuance of common shares from the Company’s authorized capital.

Results of Operations

For the Three and Six Months ended January 31, 2013

For the three months ended January 31, 2013 and 2012 we had sales of $0 and $100 respectively.  For the three months ended January 31, 2013 and 2012 we had sales of $0 and $100 respectively.   Cost of goods sold for the three months period ended January 31, 2013 and January 31, 2012 were $0 and $69, respectively and  for the six months period ended January 31, 2013 and January 31, 2012 were $0 and $69, respectively.  Operating expenses for the three months ended January 31, 2013 and January 31, 2012 were $35,307 and $34,246, respectively, and for the six months ended January 31, 2013 and January 31, 2013 were $46,411 and $60,719 respectively.  The Company’s on-line web site www.healthadvancemd.com encountered a virus/worm and subsequently underwent extensive repairs that accounted for the Company’s lack of revenue.

Net loss for the three months ended January 31, 2013 and 2012 were $35,307 and $34,246 and for the six months ended January 31, 2013 and January 31, 2012 were $46,540 and $60,517 respectively. The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. The decreased loss from January 31, 2013 compared to January 31, 2012 is attributed to the decrease in professional fees.  Professional fees for the three months ended January 31, 2013 was $5,362 compared to $23,075 for the six months ended January 31, 2012.  Professional fees for the three months ended January 31, 2013 and 2012 were $5,000 and $15,075, respectively and for six months ended January 31, 2013 was $5,362 compared to $23,075 for the six months ended January 31, 2012.

During the period from inception (April 14, 2010) to January 31, 2013 the total operating expenses were $223,559 and the net loss was $223,873.

During the six months ended January 31, 2013 the director’s contributed services totaled $12,000.  These services were included in the calculation of additional paid in capital.

During the six months ended January 31, 2013 we operated from a premises leased by a director.  The costs of this premises and other general and administrative expenses paid on our behalf during the six months ended January 31, 2013 totaled $8,400.  These expenses are payable to the shareholder and included in current liabilities.

During the period from inception (April 14, 2010) to January 31, 2013, we had no provision for income taxes due to the net operating losses incurred.

Any sales generated consist of the sale of medical supplies from our wholesalers and any profit generated is derived from the margins on the products sold.   We expect to generate increased sales once our advertising campaign begins.

Liquidity and Capital Resources

As of January 31, 2013 we had a cash balance of $281, prepaid expenses of $166, and a working capital deficit of $42,273.

The initial use of the consideration received from the Company’s unregistered common share sales that occurred in the amount of $89,200 was allocated to offering expenses, professional fees, advertising/marketing, website and ecommerce platform development and working capital. The breakdown of the $89,200 received by the Company consists of $9,200 in cash received from sales of unregistered common stock and $80,000 of unregistered common stock issued in exchange for services.  In July 2012, the Company raised $16,000 for professional and consulting fees.  In November 2012, the Company raised an additional $10,000 for professional fees related to the Company’s legal and accounting commitments.  In December 2012, the Company agreed to issue 1,000,000 common shares valued at $0.01 per share for the upgrade and repair work of the healthadvancemd e-commerce platform, web design and consulting services.  In January 2013, the Company agreed to issue an additional 500,000 common shares valued at $0.01 per share for consulting services.

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $200,000 and a maximum of $500,000 in order to continue the introduction of the www.healthadvancemd.com e-commerce site to the retail community and health care community.  To achieve our goals the Company expects to commit the majority of its funding to the advertising of the Company’s web site. There is no assurance that the Company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  We will likely to raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. The issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current stockholders. There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with various funders in the United States.

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

In the event we are not successful in reaching our initial revenue targets, we will need additional funds to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Disclosure of controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2013 for the material weakness identified below:

●
Due to limited resources available, the Company currently does not have any employees except Jordan Starkman our Chief Executive Officer, Chief Financial Officer and director. As such, there is no segregation of duties within the Company.

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

Item 1A.	Risk Factor

Not required for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2012 the Company received $10,000 in exchange for 2,000,000 shares of common stock at $0.005 per share.  These shares will be issued in the next quarter. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors.

In December 2012, the Company agreed to issue 1,000,000 common shares at $0.01 per share in exchange for the upgrade and repair work of the healthadvancemd e-commerce platform, web design and consulting services.  These shares will be issued in the next quarter. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors.

In January 2013, the Company agreed to issue 500,000 common shares at $0.01 per share in exchange for consulting services.  These shares will be issued in the next quarter. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors.

The above proceeds will be used to fund operations as discussed in our Plan of Operations.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Health Advance, Inc.

By:	/s/ Jordan Starkman
Jordan Starkman
President, Chief Executive Officer, Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated: March 25, 2013