Form 10-Q
period 2013-04-30
Health Advance, Inc.
filed 2013-06-19
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of June 18, 2013, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

April 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH ADVANCE INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2013

CONTENTS

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2013 (UNAUDITED) AND AS OF JULY 31, 2012 (AUDITED).

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO APRIL 30, 2013 (UNAUDITED).

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO APRIL 30, 2013 (UNAUDITED).

PAGE	F-6	NOTES TO FINANCIAL STATEMENTS. (UNAUDITED)

HEALTH ADVANCE INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
APRIL 30, 2013

HEALTH ADVANCE INC.
(A Development Stage Company)

BALANCE SHEETS
AS AT
(Expressed in United States Dollars)

	April 30, 2013 (Unaudited)	July 31, 2012 (Audited)

ASSETS
Current Assets
Cash	$226	$1,202
Prepaid expenses	-	1,164
Total Assets	$226	$2,366

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,453	$9,633
Advances from shareholder	29,848	25,466
Total Liabilities	44,301	35,099

Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 24,520,000 (July 31, 2012 - 24,520,000)	24,520	24,520
Additional paid in capital	138,080	120,080
Common stock issuable	33,000	-
Deficit accumulated during the development stage	(239,675)	(177,333)
Total Stockholders' Deficit	(44,075)	(32,733)
Total Liabilities and Stockholders' Deficit	$226	$2,366

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

	For the nine Months Ended April 30, 2013	For the nine Months Ended April 30, 2012	For the Period from Inception (April 14, 2010) to April 30, 2013

SALES	-	100	100
COST OF GOODS SOLD	-	69	69
GROSS PROFIT	-	31	31

EXPENSES
Professional fees	6,599	25,275	55,461
Office and general	11,814	6,442	19,298
Rent and occupancy costs	10,800	10,800	33,600
Consulting and management fees	33,000	38,000	131,000
TOTAL OPERATING EXPENSES	62,213	80,517	239,359
LOSS FROM OPERATIONS	(62,213)	(80,486)	(239,328)
Foreign exchange gain (loss)	(129)	55	(347)
NET LOSS AND COMPREHENSIVE LOSS	$(62,342)	$(80,431)	$(239,675)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	24,520,000	22,920,000

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

	For the Three Months Ended April 30, 2013	For the Three Months Ended April 30, 2012

SALES	-	-
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	-

EXPENSES
Professional fees	5,000	2,200
Office and general	5,873	2,998
Rent and occupancy costs	3,600	3,600
Consulting and management fees	21,000	11,000
TOTAL OPERATING EXPENSES	35,473	19,798
LOSS FROM OPERATIONS	(35,473)	(19,798)
Foreign exchange gain (loss)	(129)	(116)
NET LOSS AND COMPREHENSIVE LOSS	$(35,602)	$(19,914)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	24,520,000	22,920,000

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	For the Nine Months Ended April 30, 2013	For the Nine Months Ended April 30, 2012	For the Period from Inception (April 14, 2010) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,342)	$(80,431)	$(239,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	15,000	80,000
In-kind contribution of services	18,000	18,000	56,000
Issuance of common stock for services	15,000	-	15,000
Changes in operating assets and liabilities:
Prepaid expenses	1,164	25,000	-
Accounts payable and accrued liabilities	4,820	1,041	14,453
Net cash used in by operating activities	(23,358)	(21,390)	(74,222)
Net cash provided by investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	18,000	-	44,600
Advances from stockholder	4,382	12,846	29,848
Net cash provided by financing activities	22,382	12,846	74,448
NET INCREASE (DECREASE) IN CASH	(976)	(8,544)	226
CASH, BEGINNING OF PERIOD	1,202	8,843	-
CASH, END OF PERIOD	$226	$299	$226

The accompanying notes are an integral part of these financial statements.

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 2013
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

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 2013
(Expressed in United States Dollars)

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

The Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $12,600 for the nine months ended April 30, 2013 (nine months ended April 30, 2012 - $12,600). This monthly charge includes the head office rent, phone, internet and other administrative services.

Advances from a shareholder of the Company as at April 30, 2013 were $29,848 (July 31, 2012 - $25,466). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

5.	SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended April 30, 2013, and 2012, and for the period from inception to April 30, 2013, there were no interest or taxes paid by the Company.

The significant non cash transactions for the nine months ended April 30, 2013 consisted of the following:

a)       For the nine months ended April 30, 2013, the controlling shareholder contributed management services of $2,000 per month totaling $18,000 (nine months ended April 30, 2012 - $18,000);

b)      On November 14, 2012, the Company received $10,000 in exchange for 2,000,000 shares of common stock at $0.005 per share.  These shares will be issued in the next quarter;

c)       In December 2012, the Company agreed to issue 1,000,000 shares of common stock valued at $0.01 per share for a total of $10,000 for web design services and repairs.  These shares will be issued in the next quarter; and

d)       In January 2013, the Company agreed to issue 500,000 shares of common stock valued at $0.01 per share for a total of $5,000 for consulting services. These shares will be issued in the next quarter.

HEALTH ADVANCE INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 2013
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

In March 2013, the Company agreed to issue 800,000 shares at a issue price of $0.01 per share.  These shares will be issued in the next quarter.

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

In the fiscal year of 2013 and 2014, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.   Our growth plan is to achieve net revenues within the first 12 months following our July 31, 2012 year–end.

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

The first tranche of these direct from manufacturer programs is expected to be with North America based manufacturers given a tendency for higher quality product, margins and their ability to handle inventory and direct shipments to our customers.  We also plan to evaluate a select number of overseas supplier relationships if we identify that a select overseas direct supplier can and will meet our delivery, financing and quality and return warranty terms.  As a result of these supply chain improvements we expect to increase our net revenues based on margin improvements of an average of 20-25% and this does not include factoring in even higher margins if we choose to source from overseas markets.

We expect that these new product launches will be outlined and planned within the 2013 fiscal year and the beginning of fiscal year 2014, once our financing is completed.  During the next 24 months following our 2012 year-end, we plan to work with our manufacturing partners to develop and finalize no less than two new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of July 2014.

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

Results of Operations

For the Three and Nine Months ended April 30, 2013

For the three months ended April 30, 2013 and 2012 we had sales of $0 and $0 respectively.   Operating expenses for the three months ended April 30, 2013 and April 30, 2012 were $35,473 and $19,798, respectively, and for the nine months ended April 30, 2013 and April 30, 2013 operating expenses were $62,213 and $80,517 respectively.  The Company’s on-line web site www.healthadvancemd.com encountered a virus/worm and subsequently underwent extensive repairs that accounted for the Company’s lack of revenue.

Net loss for the three months ended April 30, 2013 and 2012 were $35,602 and $19,914 and for the nine months ended April 30, 2013 and April 30, 2012 the net loss was $62,342 and $80,431 respectively. The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. The decreased loss for the nine months ended April 30, 2013 compared to April 30, 2012 is attributed to the decrease in professional fees.  Professional fees for the nine months ended April 30, 2013 was $6,599 compared to $25,275 for the nine months ended April 30, 2012.  Professional fees for the three months ended April 30, 2013 and 2012 were $5,000 and $2,200, respectively.

During the period from inception (April 14, 2010) to April 30, 2013 the total operating expenses were $239,359 and the net loss was $239,675.

During the nine months ended April 30, 2013 the director’s contributed services totaled $18,000.  These services were included in the calculation of additional paid in capital.

During the nine months ended April 30, 2013 we operated from a premises leased by a director.  The costs of this premises and other general and administrative expenses paid on our behalf during the nine months ended April 30, 2013 totaled $12,600.  These expenses are payable to the shareholder and included in current liabilities.

During the period from inception (April 14, 2010) to April 30, 2013, we had no provision for income taxes due to the net operating losses incurred.

Any sales generated consist of the sale of medical supplies from our wholesalers and any profit generated is derived from the margins on the products sold.   We expect to generate increased sales once our advertising campaign begins.

Liquidity and Capital Resources

As of April 30, 2013, we had a cash balance of $226 and a working capital deficit of $44,075.

The initial use of the consideration received from the Company’s unregistered common share sales that occurred in the amount of $89,200 was allocated to offering expenses, professional fees, advertising/marketing, website and ecommerce platform development and working capital. The breakdown of the $89,200 received by the Company consists of $9,200 in cash received from sales of unregistered common stock and $80,000 of unregistered common stock issued in exchange for services.  In July 2012, the Company raised $16,000 for professional and consulting fees.  In November 2012, the Company raised $10,000 for professional fees related to the Company’s legal and accounting commitments.  In December 2012, the Company agreed to issue 1,000,000 common shares valued at $0.01 per share for the upgrade and repair work of the healthadvancemd e-commerce platform, web design and consulting services.  In January 2013, the Company agreed to issue an additional 500,000 common shares valued at $0.01 per share for consulting services.  In March 2013, the Company raised an additional $8,000 for operating expenses.

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

Disclosure of controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2013 for the material weakness identified below:

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

In March 2013, the Company received $8,000 in exchange for 800,000 shares of common stock at $0.01 per share.  These shares will be issued in the next quarter. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors.

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

Dated: June 19, 2013