Form 10-K
period 2013-07-31
Health Advance, Inc.
filed 2013-10-23
CIK 1531477

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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
Las Vegas, NV,
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of October 21, 2013, the registrant had 24,520,000 shares issued and outstanding.

Documents Incorporated by Reference:

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company” or “Health Advance” are to the combined business of Health Advance Inc. and its consolidated subsidiaries.

 In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I

ITEM 1.         BUSINESS

General

Health Advance Inc. (the “Company”) was incorporated on April 14, 2010 in Wyoming. Our business office is located at 3651 Lindell Road, Suite D#155, Las Vegas, NV, 89103.  Our telephone number is 702-943-0309. We were founded by Jordan Starkman, who serves as President and sole director.

On February 14, 2013, the Company effected a 10-for-1 forward split of the Company’s issued and outstanding shares of common stock, par value $0.001 (the “Common Stock”). The Company’s issued and outstanding shares of Common Stock were therefore increased from 2,452,000 to 24,520,000.  All per share amounts have been restated to reflect this stock split.

The Company is an on-line retailer of home medical products with operations in Canada and the United States, and with administration and infrastructure supported globally.  Our strategy is to attract opportunities in the health care industry through the development and growth of our existing web site www.healthadvancemd.com.   We believe we can operate more cost efficiently and compete as a discounter that delivers value and low cost branded lines of home medical care products together with valuable customer care that is currently missing in the marketplace.  Our goal is to become our customers’ single source for low cost health care supplies, by meeting all of our customer’s needs.

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

Employees

As of July 31, 2013, we had one employee and two part-time consultants to the Company.

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

We were incorporated in Wyoming in April 14, 2010. With the exception of $526 in cash,, we have no significant financial resources and nominal revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. From inception to July 31, 2013 we have incurred a net loss of $263,361 and an accumulated deficit of $263,361. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

Our future success is dependent, in part, on the performance and continued service of Jordan Starkman, our sole officer and director. Without his continued service, we may be forced to interrupt or eventually cease our operations.

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

Jordan Starkman, our sole officer and director and only employee will not be in a position to devote a substantial amount of his time to our company.  Mr. Starkman believes that he can perform his duties sufficiently on a part time basis. It is possible that our plan of operations may be materially delayed to his limited work schedule with us.

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

There is no assurance of an active public market or that the common stock will ever actively trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are listed or quoted on the OTCQB under the trading symbol HADV. In the absence of an active trading market, an investor may be unable to liquidate their investment.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome.

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

ITEM 3.         LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

Holders

As of the July 31, 2013, we had 39 stockholders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended July 31, 2013, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

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

From inception to July 31, 2013 we have incurred a net loss of $263,361 and an accumulated deficit of $263,361. The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

In the fiscal year of 2014, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.  Our growth plan is to achieve net revenues within the first 12 months following our July 31, 2013 year–end.

We plan to complete a financing in the fiscal year of 2014.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We also intend to launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of HealthAdvanceMD. We expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2013 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets.  We intend to continue to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products. No steps have been taken thus far to secure customers for our products.

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

We expect that these new product launches will be outlined and planned within the 2014 fiscal year and the beginning of fiscal year 2014, once our financing is completed.  During the next 24 months following our 2013 year-end, we plan to work with our manufacturing partners to develop and finalize no less than two new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of July 2015.

In addition to attempting to achieve supply chain optimization by the beginning of January 2014, which we intend to result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. By the end of July 2014, we intend to achieve the 3 key milestones outlined above including: (1) entering into new growth markets, (2) optimizing our supply chain, and (3) launching new product lines in our new growth from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution from our traditional durable medical products businesses through existing wholesaler channels and from new products launched.

We have estimated that we will incur minimum expenses equal to $15,000 in the year following our July 31, 2013 year-end in order to maintain our business operations.  However, if we conduct a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $200,000 within the 12-month period following the Company’s 2013 year-end.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Web Development and Maintenance	$5,000.00
Legal/Accounting	$15,000.00
Computer hardware and software systems	$10,000.00
Advertising and Marketing	$130,000.00
General and administrative	$10,000.00
Salaries and Customer Service	$25,000.00
Telephone	$1,000.00
Travel	$4,000.00
Total Expenses	$200,000.00

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements.  The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our July 31, 2013 year-end.

The Company is currently negotiating financing in the amount of $200,000 to further the Company’s business operations.  Any capital raised will likely be through either a private placement or a convertible debenture and will likely result in the issuance of common shares from the Company’s authorized capital.

If we are able to complete a financing through a private offering for a minimum of $200,000 within the 12 month period following our July 31, 2013 year-end, we expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2013 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets in order to achieve improved margin of between 25-35%.  We will continue, however, to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products.

Results of Operations for the years ended July 31, 2013 and 2012

For the years ended July 31, 2013 and July 31, 2012, we had sales of $0 and $100, respectively.  Cost of goods sold for the years ended period ended July 31, 2013 and July 31, 2012 were $0 and $69, respectively.  The revenue was generated from the sale of medical supplies.

Net loss was $86,028 for year ended July 31, 2013 and $109,156 for year ended July 31, 2012. The decrease in operating expenses was the sole contributing factor for the decreased loss during the period.

Operating expenses for the years ended July 31, 2013 and July 31, 2012 were $85,665 and $109,242 respectively. The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. Professional fees for the year ended July 31, 2013 was $15,715 compared to $44,862 for the year ended July 31, 2012.  Consulting and management fees for the year ended July 31, 2013 was $41,000 compared to $44,000 for the year ended July 31, 2012.  The consulting fees during the year ended July 31, 2013 is primarily attributed to the costs related to the optimization of the Company’s on-line platform.  The Company’s on-line web site www.healthadvancemd.com encountered a virus/worm and subsequently underwent extensive repairs that accounted for the Company’s lack of revenue.

During the year ended July 31, 2013 the director’s contributed services totaled $24,000 compared to $24,000 for the year ended July 31, 2012.  These services were included in the calculation of additional paid in capital.

During the year ended July 31, 2013 we operated from a premises leased by a director.  The costs of this premises and other general and administrative expenses paid on our behalf during the year ended July 31, 2013 totaled $16,800 compared to $8,400 as of July 31, 2011.  These expenses are payable to the shareholder and included in current liabilities.

During the years ending July 31, 2013 and 2012, we had no provision for income taxes due to the net operating losses incurred.

Any sales generated consist of the sale of medical supplies from our wholesalers and any profit generated is derived from the margins on the products sold.   We expect to generate increased sales once our advertising campaign begins.

Liquidity and Capital Resources

As of July 31, 2013, we had a cash balance of $526 and a working capital deficit of $58,261.

The initial use of the consideration received from the Company’s unregistered common share sales that occurred in the amount of $89,200 was allocated to offering expenses, professional fees, advertising/marketing, website and ecommerce platform development and working capital. The breakdown of the $89,200 received by the Company consists of $9,200 in cash received from sales of unregistered common stock and $80,000 of unregistered common stock issued in exchange for services.  In July 2012, the Company raised $16,000 for professional and consulting fees.  In November 2012, the Company raised $10,000 for professional fees related to the Company’s legal and accounting commitments.  In December 2012, the Company agreed to issue 1,000,000 common shares valued at $0.01 per share for the upgrade and repair work of the healthadvancemd e-commerce platform, web design and consulting services.  In January 2013, the Company agreed to issue an additional 500,000 common shares valued at $0.01 per share for consulting services.  In March 2013, the Company raised an additional $8,000 for operating expenses. In June 2013, the Company raised an additional $3,500 for operating expenses.

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

ITEM 8.         FINANCIAL STATEMENTS

HEALTH ADVANCE INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
JULY 31, 2013

JULY 31, 2013
CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations and Comprehensive Loss	F-3
Statements of Stockholders' Deficit	F-4
Statements of Cash Flows	F-5
Notes to the Financial Statements	F-6 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Health Advance Inc.

We have audited the accompanying balance sheets of Health Advance Inc. (a Development Stage Company) as of July 31, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended July 31, 2013, 2012 and for periods from the date of inception (April 14, 2010) to July 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Advance Inc. (A Development Stage Company) as of July 31, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended July 31, 2013 and 2012 and for periods from the date of inception (April 14, 2010) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DNTW Toronto LLP
Licensed Public Accountants
Markham, Ontario, Canada
October 12, 2013

BALANCE SHEETS
AS AT  JULY 31,
(Expressed in United States Dollars)

	2013	2012
ASSETS
Current Assets
Cash	$526	$1,202
Prepaid expenses	-	1,164
Total Current Assets	526	2,366
Total Assets	$526	$2,366
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$24,389	$9,633
Advances from shareholder	34,398	25,466
Total Liabilities	58,787	35,099
Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 24,520,000 (2012 ‑ 24,520,000)	2,452	2,452
Additional paid in capital	166,148	142,148
Shares to be issued	36,500	-
Deficit accumulated during the development stage	(263,361)	(177,333)
Total Stockholders' Deficit	(58,261)	(32,733)
Total Liabilities and Stockholders' Deficit	$526	$2,366

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	For the Period from Inception (April 14, 2010) to July 31, 2013

SALES	-	100	100
COST OF GOODS SOLD	-	69	69
GROSS PROFIT	-	31	31

EXPENSES
Professional fees	15,715	44,862	64,577
Office and general	14,550	5,980	22,033
Rent and occupancy costs	14,400	14,400	37,200
Consulting and management fees	41,000	44,000	139,000
TOTAL OPERATING EXPENSES	85,665	109,242	262,810
LOSS FROM OPERATIONS	(85,665)	(109,211)	(262,779)
Foreign exchange loss	(363)	55	(582)
NET LOSS AND COMPREHENSIVE LOSS	$(86,028)	$(109,156)	$(263,361)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING ‑ BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ‑ BASIC AND DILUTED	24,520,000	22,598,900

HEALTH ADVANCE INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2013
(Expressed in United States Dollars)

	Common Stock		Additional Paid In	Stock To	Deficit Accumulated During The Development	Total Stockholders'
	Shares	Amount	Capital	Be Issued	Stage	Deficit
Opening Balance	-	$-	$-	$-	$-	$-
Issuance of common stock at inception	14,000,000	1,400	-	-	-	1,400
Balance, July 31, 2010	14,000,000	1,400	-	-	-	1,400
Issuance of common stock for cash	920,000	92	9,108	-	-	9,200
Issuance of common stock for services	6,500,000	650	64,350	-	-	65,000
In‑kind contribution of services	-	-	14,000	-	-	14,000
Net loss	-	-	-	-	(68,177)	(68,177)
Balance, July 31, 2011	21,420,000	$2,142	$87,458	$-	$(68,177)	$21,423
Issuance of common stock for cash	1,600,000	160	15,840	-	-	16,000
Issuance of common stock for services	1,500,000	150	14,850	-	-	15,000
In‑kind contribution of services	-	-	24,000	-	-	24,000
Net loss	-	-	-	-	(109,156)	(109,156)
Balance, July 31, 2012	24,520,000	$2,452	$142,148	$-	$(177,333)	$(32,733)
Common stock to be issued	-	-	-	36,500	-	36,500
In‑kind contribution of services	-	-	24,000	-	-	24,000
Net loss	-	-	-	-	(86,028)	(86,028)
Balance, July 31, 2013	24,520,000	$2,452	$166,148	$36,500	$(263,361)	$(58,261)

STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	For the Period from Inception (April 14, 2010) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,028)	$(109,156)	$(263,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	15,000	15,000	95,000
In‑kind contribution of services	24,000	24,000	62,000
CHANGE IN ASSETS AND LIABILITIES:
Prepaid expenses	1,164	23,836	-
Accounts payable and accrued liabilities	14,756	5,633	24,390
Net cash provided by operating activities	(31,108)	(40,687)	(81,971)
Acquisition of	-	-	-
Net cash provided by investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	16,000	26,600
Proceeds from stock to be issued	21,500	-	21,500
Advances from shareholder	8,932	17,046	34,397
Net cash provided by financing activities	30,432	33,046	82,497
NET DECREASE IN CASH	(676)	(7,641)	526
CASH, BEGINNING OF PERIOD	1,202	8,843	-
CASH, END OF PERIOD	$526	$1,202	$526

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

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet is obligations.  Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest‑bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Fair Value of Financial Instruments

In accordance with ASC 825‑10‑50,  (formerly SFAS No. 107), Disclosures About Fair Value of Financial Instruments, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2013, the carrying value of accounts payable and accrued liabilities and advances from shareholder approximate their fair value because of the limited terms of these instruments.

In accordance with ASC 820‑10, (formerly SFAS No. 157), Defining Fair Value Measurement, the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements

Income Taxes

The Company accounts for income taxes pursuant to ASC 740‑10, (formerly SFAS No. 109), Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260‑10‑02 (formerly SFAS No. 128), Earnings per Share, which requires disclosure on the consolidated financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the period from inception (April 14, 2010) to July 31, 2013.

Concentration of Credit Risk

ASC 815‑10 (formerly SFAS No. 105) Disclosure of Information About Financial Instruments with Off‑Balance‑Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off‑balance‑sheet risk and credit risk concentration.  The Company does not have significant off‑balance‑sheet risk or credit concentration.

Recent Accounting Pronouncements

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

a.
The Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $14,400 during the year ended July 31, 2013 (2012 ‑ $14,400) .  This monthly charge includes the head office rent, phone, internet and other administrative services.

b.	Advances from a shareholder of the Company as at July 31, 2013 were $34,398 (2012 ‑ $25,466). These advances are non interest bearing, unsecured and with no specific terms of repayment.

6.     CAPITAL STOCK

On April 14, 2010 the Company issued 14,000,000 common stock at $0.0001 per share to the founding shareholder for proceeds of $1,400.

During fiscal 2011, the Company completed non‑brokered private placements of 920,000 common stock at $0.01 per share for proceeds of $9,200.

During fiscal 2011, the Company issued 6,500,000 common stock for legal, consulting and web design services and directors fees.  These services were valued at $0.01 per share.

On November 1, 2011 the Company issued 1,500,000 shares of common stock for professional services rendered.  These services were valued at $15,000.

On July 18, 2012 the Company issued 1,600,000 shares for total proceeds of $16,000.

On November 14, 2012, the Company received $10,000 in exchange for 2,000,000 shares of common stock at $0.005 per share. These shares are yet to be issued.

In December 2012, the Company agreed to issue 1,000,000 shares of common stock valued at $0.01 per share for a total of $10,000 for web design services and repairs.  These shares are yet to be issued.

In January 2013, the Company agreed to issue 500,000 shares of common stock valued at $0.01 per share for a total of $5,000 for consulting services. These shares are yet to be issued.

In March 2013, the Company agreed to issue 800,000 shares at a issue price of $0.01 per share.  These shares are yet to be issued.

In June 2013, the Company agreed to issue 350,000 shares at a issue price of $0.01 per share.  These shares are yet to be issued.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

During the period from inception to July 31, 2013, there were no interest or taxes paid by the Company.

The significant non‑cash transactions for the year ended July 31, 2013 and 2012 consisted of the following:

a) From January 1, 2011 to July 31, 2013 the controlling shareholder contributed management services of $2,000 per month totaling $24,000 for the year ended July 31, 2013 (2012 - $24,000).

b) During fiscal 2011, the Company issued 6,500,000 common stock for legal, consulting and web design services and directors fees.  During fiscal 2012 the Company issued 1,500,000 common stock for legal services.

c) In December 2012, the Company agreed to issue 1,000,000 shares of common stock valued at $0.01 per share for a total of $10,000 for web design services and repairs.  These shares are yet to be issued. In January 2013, the Company agreed to issue 500,000 shares of common stock valued at $0.01 per share for a total of $5,000 for consulting services. These shares are yet to be issued.

8.     INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740‑20. ASC 740‑20 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under ASC 740‑20 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has income tax losses available to be applied against future years income as a result of the losses incurred since inception.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 15% to income before provision for taxes as follows:

	2013	2012

Computed expected tax	$(12,904)	$(16,373)
Expenses not deductible for tax purposes	3,600	8,850
Tax losses available for carryforward	9,304	7,523
Provision for income taxes	$-	$-

The components of deferred income taxes, have been determined at the US federal statutory rate of 15% and are as follows:

	2013	2012

Deferred income tax assets:
Income tax losses available for carryforward	$18,954	$9,650
Valuation allowance	(18,954)	(9,650)
Deferred income taxes	$-	$-

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

Changes in Internal Controls

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director's age as of October 22, 2013 are as follows:

NAME	AGE	POSITION

Jordan Starkman	43	President, Chief Financial Officer and Director

JORDAN STARKMAN, 43, President. Mr. Starkman brings over twenty years of experience in sales, financial consulting, and investor and client relations to the Health Advance team. He is a co-founder of Pay By the Day Company Inc. and was VP Operations from June 2003 prior to becoming President in January 2006. In addition to being President of Pay By The Day Company Inc., Mr. Starkman is the President of Rimrock Gold Corp (formerly Pay By The Day Holdings) and is a director of Pacific Green Technologies Inc., both of which are quoted on the OTCQB.  Mr. Starkman spends the majority of his time overseeing the operations of Rimrock Gold Corp., a junior mining/exploration company.  Prior to forming Pay By The Day Company Inc. in 2003, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics, and was President of Guardians of Gold from November 2005 to October 2011. Jordan has an extensive background in finance and business development. He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan also holds a BA in Statistics from the University of Western Ontario.

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

Committees

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

We have not formed a Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report.

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

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended July 31, 2013 and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals

Jordan Starkman	2013	$0	$0	$0	$0	$0	$0	$0	$0
President and Director	2012	0	0	0	0	0	0	0	0
Domenico Pascazi,	2013	$0	$0	$0	$0	$0	$0	$0	$0
Director (1)	2012	0	0	0	0	0	0	0	0

(1)
Domenico Pascazi resigned from his position as member of the board of directors on February 12, 2013. Mr. Pascazi’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 24,520,000 shares of common stock issued and outstanding as of October 22, 2013.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Jordan Starkman, President, Chief Financial Officer and Director (1)	14,010,000	57.14%
3651 Lindell Rd #D155, Las Vegas, NV 89103
All directors and executive officers as a group (1 person)	14,010,000	57.14%

5% Security Holder
2237815 Ontario Ltd. (2)	10,000,000	40.78%
George Gallo	1,705,200	7%
Anslow & Jaclin LP	2,000,000	8.15%
All 5% security holders as a group (3 persons)	13,705,200	55.89%

(1)
Includes (1) 4,000,000 shares of common stock owned by Jordan Starkman; 10,000 shares of common stock owned by Tami Garson, wife of Jordan Starkman; and (iii) 10,000,000 shares of common stock held by 2237815 Ontario Ltd., of which Jordan Starkman is the sole shareholder and in sole control.

(2)	Jordan Starkman is the sole owner and in sole control of 2237815 Ontario Ltd., and therefore has voting and dispositive control over securities held by 2237815 Ontario Ltd..

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2010, we issued 14,00,000 founder shares of common stock to Jordan Starkman pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The total purchase price of the Shares was $1,400.

Commencing January 1, 2011, the Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $16,800 during the year ended July 31, 2013 (2012  $16,800).  This monthly charge includes the head office rent, phone, internet and other administrative services.

Advances from a shareholder of the Company as at July 31, 2013 were $34,398 (compared to $25,466 in 2012).  These advances are non-interest bearing, unsecured and with no specific terms of repayment.

Director Independence

We are not required to have a majority of independent directors on our Board of Directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended July 31, 2013, we were billed approximately $7,500 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended July 31, 2013, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended July 31, 2013.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

3.1 (1)	Articles of Incorporation
3.2 (1)	By-Laws
31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1 +	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 30, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas of Nevada on October 22, 2013.

HEALTH ADVANCE INC.

By:	/s/ Jordan Starkman
Jordan Starkman
President and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated in the capacity and on the dates indicated.

Name	Position	Date
/s/ Jordan Starkman	President, Chief Financial Officer and Director	October 22, 2013
Jordan Starkman	(Principal Executive Officer and Principal Financial Officer)