Form 10-Q
period 2013-10-31
Health Advance, Inc.
filed 2013-12-13
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December 13, 2013, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

October 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2013

CONTENTS

PAGE-5	CONDENSED BALANCE SHEETS AS AT OCTOBER 31, 2013 (UNAUDITED) AND AS AT JULY 31, 2013 (AUDITED)

PAGE-6	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM APRIL 14, 2010 (INCEPTION) TO OCTOBER 31, 2013 (UNAUDITED)

PAGE-7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO OCTOBER 31, 2013 (UNAUDITED)

PAGE-8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
AS AT OCTOBER 31, 2013 (UNAUDITED) AND JULY 31, 2013 (AUDITED)

(Expressed in United States Dollars)

	October 31,	July 31,
	2013	2013
	$	$
ASSET
CURRENT ASSET
Cash	1,591	526
TOTAL ASSET	1,591	526

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	24,595	24,389
Advances from a shareholder (Note 4)	44,598	34,398
TOTAL LIABILITIES	69,193	58,787

STOCKHOLDERS' DEFICIT
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 8)
24,520,000 common stock as at October 31, 2013 (July 31, 2013: 24,520,000 common stock)	24,520	24,520
Additional paid-in capital	150,080	144,080
Common stocks to be issued (Note 8)	40,500	36,500
Deficit accumulated during the exploration stage	(282,702)	(263,361)
TOTAL STOCKHOLDERS’ DEFICIT	(67,602)	(58,261)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,591	526

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012 AND FOR THE PERIOD
FROM APRIL 14, 2010 (INCEPTION) TO OCTOBER 31, 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Three	Three	Cumulative from April 14, 2010
	months ended	months ended	(inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013
	$	$	$

SALES	—	—	100

COST OF SALES	—	—	69

GROSS PROFIT	—	—	31

EXPENSES
Professional fees	5,830	362	70,407
Office and general	3,746	1,142	25,779
Rent and occupancy	3,600	3,600	40,800
Consulting and management fees	6,000	6,000	145,000
Total expenses	19,176	11,104	281,986

Foreign exchange (loss) gain	(165)	1	(747)

Loss before income taxes	(19,341)	(11,103)	(282,702)

Income taxes	—	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(19,341)	(11,103)	(282,702)

Loss per common share, basic and diluted	(0.0008)	(0.0005)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012 AND FOR THE PERIOD
FROM APRIL 14, 2010 (INCEPTION) TO OCTOBER 31, 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Three	Three	Cumulative from April 14, 2010
	months ended	months ended	(inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(19,341)	(11,103)	(282,702)
Adjustments for non-cash items
Common stock issued for services	—	—	95,000
In-kind contribution of services	6,000	6,000	68,000
Net change in non-cash working capital balances:
Prepaid expenses	—	498	—
Accounts payable and accrued liabilities	206	(638)	24,595
Net cash used in operating activities	(13,135)	(5,243)	(95,107)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,000	—	52,100
Advances from a shareholder	10,200	4,200	44,598
Net cash provided by financing activities	14,200	4,200	96,698

Net increase (decrease) in cash during the period	1,065	(1,043)	1,591
Cash, beginning of period	526	1,202	—
Cash, end of period	1,591	159	1,591

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 (UNAUDITED)

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Health Advance Inc. (the "Company" or "Health Advance") was incorporated on April 14, 2010 in the State of Wyoming. The Company is a development stage company and is an online retailer of home medical products with operations in Canada and the United States of America (“USA”).

2.	BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10K for the year ended July 31, 2013.

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

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 (UNAUDITED)

(Expressed in United States Dollars)

4.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $4,200 for the three months ended October 31, 2013 (Three months ended October 31, 2012 - $4,200). This monthly charge includes the head office rent, phone, internet and other administrative services.  In addition, there were contributed management services of $2,000 per month totaling $6,000 for the three months ended October 31, 2013 (Three months ended October 31, 2012 - $6,000) from the controlling shareholder of the Company.

Advances from a shareholder of the Company as at October 31, 2013 were $44,598 (July 31, 2013 - $34,398). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

5.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2013, and 2012, and for the period from inception to October 31, 2013, there were no interest or taxes paid by the Company.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

7.	EARNINGS PER SHARE

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at October 31, 2013 and 2012.

8.	STOCKHOLDERS’ DEFICIT

COMMON STOCK - AUTHORIZED

As at October 31, 2013, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at October 31, 2013 consisted of the following:

On April 14, 2010 the Company issued 14,000,000 shares of common stock at $0.0001 per share to the founding shareholder for proceeds of $1,400.

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 (UNAUDITED)

(Expressed in United States Dollars)

8.	STOCKHOLDERS’ DEFICIT (continued)

COMMON STOCK - ISSUED AND OUTSTANDING (continued)

During fiscal 2011, the Company completed non-brokered private placements of 920,000 shares of  common stock at $0.01 per share for proceeds of $9,200.

During fiscal 2011, the Company issued 6,500,000 common stock for legal, consulting and web design services and directors fees.  These services were valued at $0.01 per share.

On November 1, 2011 the Company issued 1,500,000 shares of common stock for professional services rendered.  These services were valued at $15,000.

On July 18, 2012 the Company issued 1,600,000 shares at $0.001 per share for a total of $16,000.

COMMON STOCK – TO BE ISSUED

Company’s outstanding common stock of  $40,500 as at October 31, 2013 consist of the following:

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

In March 2013, the Company agreed to issue 800,000 shares at an issue price of $0.01 per share for a total of $8,000.

In June 2013, the Company agreed to issue 350,000 shares at an issue price of $0.01 per share for a total of $3,500.

In October 2013, the Company received $4,000 in exchange of 1,600,000 shares at an issue price of $0.0025 per share.

OTHER INFORMATION

On February 14, 2013, the Company effected a 10-for-1 forward split of the Company’s issued and outstanding common shares. The Company’s issued and outstanding common shares were therefore increased from 2,452,000 to 24,520,000.  All per share amounts have been restated to reflect this stock split.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the filing date of these financial statements and has determined that there are no material subsequent events to report.

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

From inception to October 31, 2013 we have incurred a net loss of $282,702.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

On February 14, 2013, the Company affected a 10-for-1 forward split of the Company’s issued and outstanding common shares. The Company’s issued and outstanding common shares were therefore increased from 2,452,000 to 24,520,000.  All per share amounts have been restated to reflect this stock split.

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

We are an on-line retailer of home medical products with operations in Canada and the United States, and with administration and infrastructure supported globally.  Our strategy is to attract opportunities in the health care industry through the development and growth of our existing web site www.healthadvancemd.com.  We believe we can operate more cost efficiently and compete as a discounter that delivers value and low cost branded lines of home medical care products together with valuable customer care that is currently missing in the marketplace.  Our goal is to become our customers’ single source for low cost health care supplies, by meeting all of our customers’ needs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We strive to offer health care professionals, medical distributors and consumers the highest quality brands and products at the most affordable prices. We expect to achieve this by forming relationships with suppliers that will be able to provide us with preferred prices once we are able to make bulk purchases.

In the fiscal year 2014, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies. Our growth plan is to generate operating revenues within the first 12 months following our July 31, 2013 year–end.

We plan to complete a financing in the fiscal year 2014. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

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

In our key growth areas we plan to focus on reducing and concentrating the number of product SKUs in each growth category in order to create leverage with our supply chain across selected relationships with respiratory, diabetes, ostomy and mastectomy suppliers.  These new direct-from-manufacturer programs will primarily be drop ship programs and will essentially result in no new product inventory risks.  They will be predominantly product substitution strategies where direct manufacturers carry the inventory risk in order to get shelf space within our business to consumer e-commerce property www.healthadvancemd.com and other sales channels.  These programs will be based on committed but non-binding contracted volume from us with each manufacturer, but where the manufacturer still carries the inventory, marketing investment, and the majority of the time continues to handle drop shipments direct to our customers and sales channels.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The first tranche of these direct-from-manufacturer programs is expected to be with North America based manufacturers given a tendency for higher quality product, margins and their ability to handle inventory and direct shipments to our customers.  We also plan to evaluate a select number of overseas supplier relationships if we identify that a select overseas direct supplier can and will meet our delivery, financing and quality and return warranty terms.  As a result of these supply chain improvements we expect to increase our net revenues based on margin improvements of an average of 20-25% and this does not include factoring in even higher margins if we choose to source from overseas markets.

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

Web Development and Maintenance	$5,000
Legal/Accounting	$15,000
Computer hardware and software systems	$10,000
Advertising and Marketing	$130,000
General and administrative	$10,000
Salaries and Customer Service	$25,000
Telephone	$1,000
Travel	$4,000
Total Expenses	$200,000

The above represents managements’ best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our July 31, 2013 year-end.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Results of Operations

For the Three months ended October 31, 2013 and 2012

For the three months ended October 31, 2013 and 2012 we did not have any sales. The Company’s on-line web site www.healthadvancemd.com encountered a virus/worm and subsequently underwent extensive repairs that accounted for the Company’s lack of sales. We expect to generate increased sales once our advertising campaign begins.

Operating expenses for the three months ended October 31, 2013 and October 31, 2012 were $19,176 and $11,104, respectively. The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. The increase in overall expenses is due to increase in professional fees from $362 for the three months ended October 31, 2012 to $5,830 for the three months ended October 31, 2013 mainly attributable to engaging an external accountant. In addition, office and general expenses increased from $1,142 for the three months ended October 31, 2012 to $3,746 for the three months ended October 31, 2013 mainly attributable to increased edgarization and associated costs.

Net loss for the three months ended October 31, 2013 and 2012 were $19,341 and $11,103, respectively. The increase in loss is attributable to the increase in professional fees and office and general as explained above.

During the period from inception (April 14, 2010) to October 31, 2013 the total operating expenses were $281,986 and the net loss was $282,702.

During the three months ended October 31, 2013 the director’s contributed services totaled $6,000. These services were included in the additional paid-in capital.

During the three months ended October 31, 2013 we operated from a premises leased by a shareholder. The costs of this premises and other general and administrative expenses paid on our behalf during the three months ended October 31, 2013 totaled $4,200. These expenses are payable to the shareholder and included in current liabilities.

During the period from inception (April 14, 2010) to October 31, 2013, we had no provision for income taxes due to the net operating losses incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of October 31, 2013, we had a cash balance of $1,591 and a working capital deficit of $67,602.

In October 2013, the Company received $4,000 in exchange of 1,600,000 shares at an issue price of $0.0025 per share.

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $200,000 and a maximum of $500,000 in order to continue the introduction of the www.healthadvancemd.com e-commerce site to the retail community and health care community.  To achieve our goals the Company expects to commit the majority of its funding to the advertising of the Company’s web site. There is no assurance that the Company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  We are planning to raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. The issuance of additional shares or securities convertible into any such shares may dilute the percentage ownership of our current stockholders. There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with various funders in the United States.

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

We anticipate that our fixed costs made up of legal and accounting and general and administrative expenses for the next 12 months will total approximately $25,000. Legal and accounting expenses of $15,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash on hand, additional financing, net sales and if needed, an advance from our officer and director, Jordan Starkman. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $175,000 in variable costs relating to marketing and business development that will be funded from future financings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Recent Accounting Pronouncements

The management did not believe that recent accounting pronouncements issued by the FASB have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Disclosure of Controls and Procedures

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

Item 4.	Controls and Procedures (continued)

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

●
Maintenance of Current Accounting Records – We may from time to time fail to maintain our records that in reasonable detail accurately and fairly reflect the transactions of the Company. This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

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

Item 4.	Controls and Procedures (continued)

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

Not required for Smaller Reporting Companies.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2013, the Company received $4,000 in exchange for 1,600,000 shares of common stock at $0.0025 per share.  These shares will be issued in the next quarter. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors.

The above proceeds will be used to fund operations as discussed in our Plan of Operations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: December 13, 2013