Form 10-Q
period 2014-01-31
Health Advance, Inc.
filed 2014-03-17
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 17, 2014, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

January 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

January 31, 2014

CONTENTS

PAGE-4	CONDENSED BALANCE SHEETS AS AT JANUARY 31, 2014 (UNAUDITED) AND AS AT JULY 31, 2013 (AUDITED)

PAGE-5-6
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD FROM APRIL 14, 2010 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

PAGE-7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

PAGE-8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
AS AT JANUARY 31, 2014 (UNAUDITED) AND JULY 31, 2013 (AUDITED)
(Expressed in United States Dollars)

	January 31,	July 31,
	2014	2013
	$	$
ASSET
CURRENT ASSET
Cash	211	526
TOTAL ASSET	211	526

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	29,750	24,389
Advances from a shareholder (Note 4)	48,684	34,398
TOTAL LIABILITIES	78,434	58,787

STOCKHOLDERS' DEFICIT
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 7)
24,520,000 common stock as at January 31, 2014 (July 31, 2013: 24,520,000 common stock)	24,520	24,520
Additional paid-in capital	156,080	144,080
Common stocks to be issued (Note 7)	40,500	36,500
Deficit accumulated during the exploration stage	(299,323)	(263,361)
TOTAL STOCKHOLDERS' DEFICIT	(78,223)	(58,261)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	211	526

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013 (UNAUDITED)
(Expressed in United States Dollars)

	Three	Three
	months ended	months ended
	January 31,	January 31,
	2014	2013
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	5,755	5,000
Office and general	1,222	5,707
Rent and occupancy	3,600	3,600
Consulting and management fees	6,000	21,000
Total expenses	16,577	35,307

Foreign exchange (loss) gain	(44)	(129)

Loss before income taxes	(16,621)	(35,436)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(16,621)	(35,436)

Loss per common share, basic and diluted	(0.0007)	(0.0014)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD
FROM APRIL 14, 2010 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)
(Expressed in United States Dollars)

			Cumulative from
	Six	Six	April 14, 2010
	months ended	months ended	(inception) to
	January 31,	January 31,	January 31,
	2014	2013	2014
	$	$	$

SALES	—	—	100

COST OF SALES	—	—	69

GROSS PROFIT	—	—	31

EXPENSES
Professional fees	11,585	5,362	76,162
Office and general	4,968	6,849	27,001
Rent and occupancy	7,200	7,200	44,400
Consulting and management fees	12,000	27,000	151,000
Total expenses	35,753	46,411	298,563

Foreign exchange (loss) gain	(209)	(129)	(791)

Loss before income taxes	(35,962)	(46,540)	(299,323)

Income taxes	—	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(35,962)	(46,540)	(299,323)

Loss per common share, basic and diluted	(0.0015)	(0.0019)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD
FROM APRIL 14, 2010 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)
(Expressed in United States Dollars)

			Cumulative from
	Six	Six	April 14, 2010
	months ended	months ended	(inception) to
	January 31,	January 31,	January 31,
	2014	2013	2014
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(35,962)	(46,540)	(299,323)
Adjustments for non-cash items
Common stock issued for services	—	15,000	95,000
In-kind contribution of services	12,000	12,000	74,000
		—	—
Net change in non-cash working capital balances:
Prepaid expenses	—	998	—
Accounts payable and accrued liabilities	5,361	2,221	29,750
Net cash used in operating activities	(18,601)	(16,321)	(100,573)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,000	10,000	52,100
Advances from a shareholder	14,286	5,400	48,684
Net cash provided by financing activities	18,286	15,400	100,784

Net (decrease) increase in cash during the period	(315)	(921)	211
Cash, beginning of period	526	1,202	—
Cash, end of period	211	281	211

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JANUARY 31, 2014 (UNAUDITED)
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Health Advance Inc. (the "Company" or "Health Advance") was incorporated on April 14, 2010 in the State of Wyoming. The Company is a development stage company and is an online retailer of home medical products with operations in Canada and the United States of America (“USA”).

2.	BASIS OF PRESENTATION

The condensed unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10K for the year ended July 31, 2013.

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

These financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they become due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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
FOR THE SIX MONTHS ENDED JANUARY 31, 2014 (UNAUDITED)
(Expressed in United States Dollars)

4.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $4,200 and $8,400 for the three and six months ended January 31, 2014 (Three and six months ended January 31, 2013 - $4,200 and $8,400). This monthly charge includes the head office rent, phone, internet and other administrative services.  In addition, there were contributed management services of $2,000 per month totaling $6,000 and $12,000 for the three and six months ended January 31, 2014 (Three and six months ended January 31, 2013 - $6,000 and $12,000) from the controlling shareholder of the Company.

Advances from a shareholder of the Company as at January 31, 2014 were $48,684 (July 31, 2013 - $34,398). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

5.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three and six months ended January 31, 2014, and 2013, and for the period from inception to January 31, 2014, there were no interest or taxes paid by the Company.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

7.	EARNINGS PER SHARE

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at January 31, 2014 and 2013.

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JANUARY 31, 2014 (UNAUDITED)
(Expressed in United States Dollars)

8.	STOCKHOLDERS’ DEFICIT

COMMON STOCK - AUTHORIZED

As at January 31, 2014, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at January 31, 2014 consisted of the following:

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

COMMON STOCK – TO BE ISSUED

Company’s outstanding common stock of  $40,500 as at January 31, 2014 consist of the following:

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

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JANUARY 31, 2014 (UNAUDITED)
(Expressed in United States Dollars)

8.	STOCKHOLDERS’ DEFICIT (continued)

COMMON STOCK – TO BE ISSUED (continued)

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

From inception to January 31, 2014 we have incurred a net loss of $299,323.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

The Company has started the process of preparing for an online marketing campaign.  The Company has a relationship with AGS Cybertech located in India who will manage and coordinate all of our online marketing efforts.  The campaign will include internet banner ads, search engine optimization, and social media optimization.  All banner advertising will be strategically placed with various click per view programs as part of our overall sales and marketing plan.

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

Results of Operations

For the three and six months ended January, 31 2014 and 2013

For the three and six months ended January 31, 2014 and 2013 we did not have any sales and have generated no revenues. The Company’s on-line web site www.healthadvancemd.com encountered a virus/worm and subsequently underwent extensive repairs that accounted for the Company’s lack of sales. We expect to generate increased sales once our advertising campaign begins.

Operating expenses for the three and six months ended January 31, 2014 were $16,577 and $35,753, respectively as compared to operating expenses of $35,307 and $46,411 for the three and six months ended January 31, 2013, respectively.  The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. The decrease in overall expenses of $18,730 and $10,658 for the three and six  months ended January 31, 2014 as compared to 2013 is mainly attributed to a consulting charge of $5,000 and web design and services repair of $10,000 during the three months ended January 31, 2013, which was not there in the three months ended January 31, 2014.  Further, the increase in professional fees from $5,362 for the six months ended January 31, 2013 to $11,585 for the six months ended January 31, 2014 mainly attributable to engaging an external accountant.

Net losses for the three and six months ended January 31, 2014 were $16,621 and $35,962, respectively as compared to net losses of $35,436 and $46,540 for the three and six months ended January 31, 2013, respectively. The decrease in net losses is attributable to the decrease in consulting charges offset by the increase in professional fees as explained above.

During the period from inception (April 14, 2010) to January 31, 2014 the total operating expenses were $298,563 and the net loss was $299,323.

During the three and six months ended January 31, 2014 the director’s contributed services totaled $6,000 and $12,000, respectively. These services were included in the additional paid-in capital.

During the three and six months ended January 31, 2014 we operated from a premises leased by a shareholder. The costs of this premises and other general and administrative expenses paid on our behalf during the three and six months ended January 31, 2014 totaled $4,200 and $8,400, respectively. These expenses are payable to the shareholder and included in current liabilities.

During the period from inception (April 14, 2010) to January 31, 2014, we had no provision for income taxes due to the net operating losses incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of January 31, 2014, we had a cash balance of $211 and a working capital deficit of $78,223.

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

Report of Management on Internal Control over Financial Reporting (continued)

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

Item 1A.	Risk Factors

Not required for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is being furnished and is not deemed filed with the Securities and Exchange Commission.

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

Dated: March 17, 2014