Form 10-Q
period 2014-04-30
Health Advance, Inc.
filed 2014-06-16
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2014

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

702-943-0309
 (Registrants telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of June 16, 2014, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

April 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

April 30, 2014

CONTENTS

PAGE-4	CONDENSED BALANCE SHEETS AS AT APRIL 30, 2014 AND AS AT JULY 31, 2013 (UNAUDITED)

PAGE-5-6	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2014 AND 2013 AND FOR THE PERIOD FROM APRIL 14, 2010 (INCEPTION) TO APRIL 30, 2014 (UNAUDITED)

PAGE-7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2014 AND 2013 AND FOR THE PERIOD APRIL 14, 2010 (INCEPTION) TO APRIL 30, 2014 (UNAUDITED)

PAGE-9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
AS AT APRIL 30, 2014 AND JULY 31, 2013 (UNAUDITED)
(Expressed in United States Dollars)

	April 30,	July 31,
	2014	2013
	$	$
ASSET
CURRENT ASSET
Cash	—	526
TOTAL ASSET	—	526

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	33,340	24,389
Advances from a shareholder (Note 4)	53,955	34,398
TOTAL LIABILITIES	87,295	58,787

STOCKHOLDERS' DEFICIT
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 7)
24,520,000 common stock as at April 30, 2014 (July 31, 2013: 24,520,000 common stock)	24,520	24,520
Additional paid-in capital	162,080	144,080
Common stock to be issued (Note 7)	42,500	36,500
Deficit accumulated during the exploration stage	(316,395)	(263,361)
TOTAL STOCKHOLDERS' DEFICIT	(87,295)	(58,261)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	—	526

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013 (UNAUDITED)
(Expressed in United States Dollars)

	Three	Three
	months ended	months ended
	April 30,	April 30,
	2014	2013
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	5,591	5,000
Office and general	1,881	5,873
Rent and occupancy	3,600	3,600
Consulting and management fees	6,000	21,000
Total expenses	17,072	35,473

Foreign exchange (loss) gain	—	(129)

Loss before income taxes	(17,072)	(35,602)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(17,072)	(35,602)

Loss per common share, basic and diluted	(0.0007)	(0.0015)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED APRIL 30, 2014 AND 2013 AND FOR THE PERIOD
FROM APRIL 14, 2010 (INCEPTION) TO APRIL 30, 2014 (UNAUDITED)
(Expressed in United States Dollars)

			Cumulative from
	Nine	Nine	April 14, 2010
	months ended	months ended	(inception) to
	April 30,	April 30,	April 30,
	2014	2013	2014
	$	$	$

SALES	—	—	100

COST OF SALES	—	—	69

GROSS PROFIT	—	—	31

EXPENSES
Professional fees	17,176	6,599	81,753
Office and general	6,849	11,814	28,882
Rent and occupancy	10,800	10,800	48,000
Consulting and management fees	18,000	33,000	157,000
Total expenses	52,825	62,213	315,635

Foreign exchange (loss) gain	(209)	(129)	(791)

Loss before income taxes	(53,034)	(62,342)	(316,395)

Income taxes	—	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(53,034)	(62,342)	(316,395)

Loss per common share, basic and diluted	(0.0022)	(0.0025)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2014 AND 2013 AND FOR THE PERIOD
FROM APRIL 14, 2010 (INCEPTION) TO APRIL 30, 2014 (UNAUDITED)
(Expressed in United States Dollars)

			Cumulative from
	Nine	Nine	April 14, 2010
	months ended	months ended	(inception) to
	April 30,	April 30,	April 30,
	2014	2013	2014
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(53,034)	(62,342)	(316,395)
Adjustments for non-cash items
Common stock issued for services	—	15,000	95,000
In-kind contribution of services	18,000	18,000	80,000
		—	—
Net change in non-cash working capital balances:
Prepaid expenses	—	1,164	—
Accounts payable and accrued liabilities	8,951	4,820	33,340
Net cash used in operating activities	(26,083)	(23,358)	(108,055)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,000	18,000	54,100
Advances from a shareholder	19,557	4,382	53,955
Net cash provided by financing activities	25,557	22,382	108,055

Net (decrease) increase in cash during the period	(526)	(976)	—
Cash, beginning of period	526	1,202	—
Cash, end of period	—	226	—

See accompanying notes

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 2014 (UNAUDITED)
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

4.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three and nine months ended April 30, 2014, and 2013, and for the period from inception to April 30, 2014, there were no interest or taxes paid by the Company.

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 2014 (UNAUDITED)
(Expressed in United States Dollars)

5.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $4,200 and $12,600 for the three and nine months ended April 30, 2014 (Three and nine months ended April 30, 2013 - $4,200 and $8,400). This monthly charge includes the head office rent, phone, internet and other administrative services.  In addition, there were contributed management services of $2,000 per month totaling $6,000 and $18,000 for the three and nine months ended April 30, 2014 (Three and nine months ended April 30, 2013 - $6,000 and $18,000) from the controlling shareholder of the Company.

Advances from a shareholder of the Company as at April 30, 2014 were $53,955 (July 31, 2013 - $34,398). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

7.	EARNINGS PER SHARE

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at April 30, 2014 and 2013.

8.	STOCKHOLDERS’ DEFICIT

COMMON STOCK - AUTHORIZED

As at April 30, 2014, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at April 30, 2014 consisted of the following:

On April 14, 2010 the Company issued 14,000,000 shares of common stock at $0.0001 per share to the founding shareholder for proceeds of $1,400.

HEALTH ADVANCE INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 2014 (UNAUDITED)
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

On July 18, 2012 the Company issued 1,600,000 shares at $0.01 per share for a total of $16,000.

COMMON STOCK – TO BE ISSUED

Company’s 6,290,000 common stock to be issued amounting to $40,500 as at April 30, 2014 consist of the following:

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
FOR THE NINE MONTHS ENDED APRIL 30, 2014 (UNAUDITED)
(Expressed in United States Dollars)

8.	STOCKHOLDERS’ DEFICIT (continued)

COMMON STOCK – TO BE ISSUED (continued)

 In April 2014, the Company received $2,000 in exchange of 40,000 shares at an issue price of $0.05 per share.

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

From inception to April 30, 2014 we have incurred a net loss of $316,395.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

In the fiscal year 2014, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies. Our growth plan is to generate operating revenues during fiscal years 2014-2015.  We plan to complete a financing in the fiscal year 2014. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We also intend to launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of HealthAdvanceMD. We expect to replace and expand any existing major wholesaler relationships we currently work with by fiscal years 2014-2015.  Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets. We intend to continue to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products. No steps have been taken thus far to secure customers for our products.

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

We expect that these new product launches will be outlined and planned within the 2014-2015 fiscal years and the beginning of fiscal year 2014, once our financing is completed.  During the next 24 months, we plan to work with our manufacturing partners to develop and finalize no less than two new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of July 2015.

In addition to attempting to achieve supply chain optimization by the first quarter of  2015, which we intend to result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. By the end of the second quarter 2015, we intend to achieve the 3 key milestones outlined above including: (1) entering into new growth markets, (2) optimizing our supply chain, and (3) launching new product lines in our new growth from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution from our traditional durable medical products businesses through existing wholesaler channels and from new products launched.

We have estimated that we will incur minimum expenses equal to $15,000 in the year following our July 31, 2013 year-end in order to maintain our business operations.  However, if we conduct a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $200,000 within the 12-month period following the Company’s 2014 year-end.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

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

Results of Operations

For the three and nine months ended April, 30 2014 and 2013

For the three and nine months ended April 30, 2014 and 2013 we did not have any sales and have generated no revenues. The Company’s on-line web site www.healthadvancemd.com encountered a virus/worm and subsequently underwent extensive repairs that accounted for the Company’s lack of sales. We expect to generate increased sales once our advertising campaign begins.

Operating expenses for the three and nine months ended April 30, 2014 were $17,072 and $52,825, respectively as compared to operating expenses of $35,473 and $62,213 for the three and nine months ended April 30, 2013, respectively.  The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. The decrease in overall expenses of $18,401 and $9,388 for the three and nine  months ended April 30, 2014 as compared to 2013 is mainly attributed to a consulting charge of $5,000 and web design and services repair of $10,000 during the nine months ended April 30, 2013, which was not there during the nine months ended April 30, 2014.  Further, the increase in professional fees from $6,599 for the nine months ended April 30, 2013 to $17,176 for the nine months ended April 30, 2014 mainly attributable to engaging an external accountant.

Net losses for the three and nine months ended April 30, 2014 were $17,072 and $53,034, respectively as compared to net losses of $35,602 and $62,342 for the three and nine months ended April 30, 2013, respectively. The decrease in net losses is attributable to the decrease in consulting charges offset by the increase in professional fees as explained above.

During the period from inception (April 14, 2010) to April 30, 2014 the total operating expenses were $315,635 and the net loss was $316,395.

During the three and nine months ended April 30, 2014 the director’s contributed services totaled $6,000 and $18,000, respectively. These services were included in the additional paid-in capital.

During the three and nine months ended April 30, 2014 we operated from a premises leased by a shareholder. The costs of this premises and other general and administrative expenses paid on our behalf during the three and nine months ended April 30, 2014 totaled $4,200 and $12,600, respectively. These expenses are payable to the shareholder and included in current liabilities.

During the period from inception (April 14, 2010) to April 30, 2014, we had no provision for income taxes due to the net operating losses incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of April 30, 2014, we had a cash balance of $Nil and a working capital deficit of $87,295.

In October 2013, the Company received $4,000 in exchange of 1,600,000 shares to be issued at a price of $0.0025 per share.

In April 2014, the Company received $2,000 in exchange of 40,000 shares to be issued at a price of $0.05 per share.

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

In April 2014, the Company received $2,000 in exchange of 40,000 shares to be issued at a price of $0.05 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Dated: June 16, 2014