Form 10-K
period 2014-07-31
Health Advance, Inc.
filed 2014-11-12
CIK 1531477

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of November 6, 2014, the registrant had 24,520,000 shares issued and outstanding.

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

If our supplier is no longer carrying a given product:  we may suppress the product altogether.  We may keep the product on as a means to attract customers who may be interested in a discontinued product and then we up-sell them to the latest product from the same manufacturer.  We have found that in many cases it is good to keep even discontinued older models active on our site.   We also learn which products have been discontinued where there is demand and that may result in us considering finding or re developing such product direct from MFG.

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

Payment Handling

We accept payments today on a cash and carry basis that means we do not accept or process Medicare or Medicaid payments.  For our website business, Health Advance has a merchant account and processes American Express, Visa, MasterCard, and Discover through the merchant service provider Merchant Warehouse, Inc., and has set up a Paypal account.

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

Employees

As of July 31, 2014, we had one employee and two part-time consultants to the Company.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. During the year ended July 31, 2014 we have incurred a net loss of $72,080 and have an accumulated deficit of $340,441 as of July 31, 2014. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Our principal executive office location and mailing address is 3651 Lindell Rd. Suite #D155, Las Vegas, NV, 89103. Currently, this space is sufficient to meet our office and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space.  In addition, the Company has facilities in Toronto, Ontario sufficient to sustain our office in Canada at a rental cost of $1,200 per month.

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

Holders

As of the July 31, 2014, we had 39 stockholders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended July 31, 2014, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

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

During the year ended July 31, 2014 we have incurred a net loss of $72,080 and have an accumulated deficit of $340,441 as of July 31, 2014. The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

In the fiscal year of 2015, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.  Our growth plan is to achieve net revenues within the first 12 months following our July 31, 2014 year–end.

We plan to complete a financing in the fiscal year of 2015.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We also intend to launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of HealthAdvanceMD. We expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2014 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets.  We intend to continue to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products. No steps have been taken thus far to secure customers for our products.

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

We expect that these new product launches will be outlined and planned within the 2015 fiscal year and the beginning of fiscal year 2016, once our financing is completed.  During the next 24 months following our 2014 year-end, we plan to work with our manufacturing partners to develop and finalize no less than two new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of July 2016.

In addition to attempting to achieve supply chain optimization by the beginning of January 2015, which we intend to result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. By the end of July 2015, we intend to achieve the 3 key milestones outlined above including: (1) entering into new growth markets, (2) optimizing our supply chain, and (3) launching new product lines in our new growth from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution from our traditional durable medical products businesses through existing wholesaler channels and from new products launched.

We have estimated that we will incur minimum expenses equal to $15,000 in the year following our July 31, 2014 year-end in order to maintain our business operations.  However, if we conduct a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $200,000 within the 12-month period following the Company’s 2014 year-end.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Web Development and Maintenance	$5,000.00
Legal/Accounting	$15,000.00
Computer hardware and software systems	$10,000.00
Advertising and Marketing	$130,000.00
General and administrative	$10,000.00
Salaries and Customer Service	$25,000.00
Telephone	$1,000.00
Travel	$4,000.00
Total Expenses	$200,000.00

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements.  The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our July 31, 2014 year-end.

The Company is currently negotiating financing in the amount of $200,000 to further the Company’s business operations.  Any capital raised will likely be through either a private placement or a convertible debenture and will likely result in the issuance of common shares from the Company’s authorized capital.

If we are able to complete a financing through a private offering for a minimum of $200,000 within the 12 month period following our July 31, 2014 year-end, we expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2014 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets in order to achieve improved margin of between 25-35%.  We will continue, however, to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products.

Results of Operations for the years ended July 31, 2014 and 2013

For the years ended July 31, 2014 and July 31, 2013, we had no sales.

Net loss was $72,080 for year ended July 31, 2014 and $91,028 for year ended July 31, 2013. The decrease in operating expenses was the sole contributing factor for the decreased loss during the year.

Operating expenses for the years ended July 31, 2014 and July 31, 2013 were $71,871 and $90,665 respectively. The operating expenses were primarily attributed to professional fees, rent and occupancy and consulting and management fees.

Professional fees

Professional fees for the year ended July 31, 2014 was $25,013 compared to $20,715 for the year ended July 31, 2013. The increase mainly represents legal charges.

Consulting and management fees

Consulting and management fees for the year ended July 31, 2014 was $24,000 compared to $41,000 for the year ended July 31, 2013. This include $24,000 per annum charge for the estimated shareholder services with a corresponding credit to additional paid-in capital. Further, during the year ended July 31, 2013, management incurred approximately $15,000 in connection with web designing and related services for optimization of the Company’s on-line platform, and no such expenses were incurred during the year ended July 31, 2014.

Rent and occupancy

During the years ended July 31, 2014 and 2013, the Company carried out its operations from a premises leased by a director.  The costs of this premises and other general and administrative expenses incurred during the year ended July 31, 2014 and 2013 were $16,800 each. These expenses are payable to the shareholder and included in current liabilities.

During the years ended July 31, 2014 and 2013, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of July 31, 2014, we had bank indebtedness of $28 and a working capital deficit of $105,341.

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

 ITEM 8.         FINANCIAL STATEMENTS

HEALTH ADVANCE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2014

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations and Comprehensive Loss	F-3
Statements of Stockholders' Deficit	F-4
Statements of Cash Flows	F-5
Notes to the Financial Statements	F-6 - F-11

Sohail Raza, CPA, CA, CPA (Colorado, USA)

Chartered Accountant, Licensed Public Accountant

Park Place Corporate Centre

15 Wertheim Court, Suite 409

Richmond Hill, ON L4B 3H7

Tel: 416 671 7292 / 905 882 9500

Fax: 905 882 9580

Email: sohail.raza@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Advance Inc.

We have audited the accompanying balance sheets of Health Advance Inc. (a Development Stage Company) as of July 31, 2014 and 2013 and the related statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Advance Inc. (A Development Stage Company) as of July 31, 2014 and 2013 and the related statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Richmond Hill, Ontario, Canada November 7, 2014	SRCO Professional Corporation CHARTERED ACCOUNTANT Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

HEALTH ADVANCE INC.

(A Development Stage Company)

BALANCE SHEETS

AS AT JULY 31,

(Expressed in United States Dollars)

	2014	2013
	$	$
ASSET
CURRENT ASSET
Cash	—	526
TOTAL ASSET	—	526

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank indebtedness	28	—
Accounts payable and accrued liabilities	46,178	29,389
Advances from a shareholder (Note 5)	59,135	34,398
TOTAL LIABILITIES	105,341	63,787

STOCKHOLDERS' DEFICIT
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 6)
24,520,000 common stock as at July 31, 2014 (July 31, 2013: 24,520,000 common stock)	24,520	24,520
Additional paid-in capital	168,080	144,080
Common stock to be issued (Note 6)	42,500	36,500
Deficit accumulated during the exploration stage	(340,441)	(268,361)
TOTAL STOCKHOLDERS' DEFICIT	(105,341)	(63,261)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	—	526

See accompanying notes

HEALTH ADVANCE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2014 AND 2013 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2014

(Expressed in United States Dollars)

			Cumulative from
			April 14, 2010
			(inception) to
			July 31,
			2014
	Year ended July 31, 2014	Year ended July 31, 2013	(Unaudited - Refer Note 11)
	$	$	$

SALES	—	—	100

COST OF SALES	—	—	69

GROSS PROFIT	—	—	31

EXPENSES
Professional fees	25,013	20,715	94,590
Office and general	8,458	14,550	30,491
Rent and occupancy	14,400	14,400	51,600
Consulting and management fees	24,000	41,000	163,000
Total expenses	71,871	90,665	339,681

Foreign exchange loss	(209)	(363)	(791)

Loss before income taxes	(72,080)	(91,028)	(340,441)

Income taxes	—	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(72,080)	(91,028)	(340,441)

Loss per common share, basic and diluted	(0.0029)	(0.0037)

Weighted average number of
common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2014

(Expressed in United States Dollars)

					Deficit
					Accumulated
			Shares	Additional	During The
	Common stock		to be issued	paid-in	Development
	Shares	Amount	Amount	capital	Stage	Total
		$	$	$	$	$
UNAUDITED
Issuance of common stock at inception	14,000,000	14,000	—	(12,600)	—	1,400
As at July 31, 2010	14,000,000	14,000	—	(12,600)	—	1,400
Issuance of common stock for cash	920,000	920	—	8,280	—	9,200
Issuance of common stock for services	6,500,000	6,500	—	58,500	—	65,000
In-kind contribution of services	—	—	—	14,000	—	14,000
Net loss for the year	—	—	—	—	(68,177)	(68,177)
As at July 31, 2011	21,420,000	21,420	—	68,180	(68,177)	21,423
Issuance of common stock for cash	1,600,000	1,600	—	14,400	—	16,000
Issuance of common stock for services	1,500,000	1,500	—	13,500	—	15,000
In-kind contribution of services	—	—	—	24,000	—	24,000
Net loss for the year	—	—	—	—	(109,156)	(109,156)
As at July 31, 2012	24,520,000	24,520	—	120,080	(177,333)	(32,733)
AUDITED
Common stock to be issued	—	—	36,500	—	—	36,500
In-kind contribution of services	—	—	—	24,000	—	24,000
Net loss for the year	—	—	—	—	(91,028)	(91,028)
As at July 31, 2013	24,520,000	24,520	36,500	144,080	(268,361)	(63,261)
Issuance of common stock for cash	—	—	—	—	—	—
Issuance of common stock for services	—	—	6,000	—	—	6,000
In-kind contribution of services	—	—	—	24,000	—	24,000
Net loss for the year	—	—	—	—	(72,080)	(72,080)
As at July 31, 2014	24,520,000	24,520	42,500	168,080	(340,441)	(105,341)

See accompanying notes

HEALTH ADVANCE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2014 AND 2013 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2014

(Expressed in United States Dollars)

			Cumulative from
			April 14, 2010
			(inception) to
			July 31,
			2014
	Year ended July 31, 2014	Year ended July 31, 2013	(Unaudited - Refer Note 11)
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(72,080)	(91,028)	(340,441)
Adjustments for non-cash items
Common stock issued for services	—	15,000	95,000
In-kind contribution of services	24,000	24,000	86,000
		—	—
Net change in non-cash working capital balances:
Prepaid expenses	—	1,164	—
Accounts payable and accrued liabilities	16,789	19,756	46,178
Net cash used in operating activities	(31,291)	(31,108)	(113,263)

FINANCING ACTIVITIES
Bank indebtedness	28	—	28
Proceeds from issuance of common stock	6,000	21,500	54,100
Advances from a shareholder	24,737	8,932	59,135
Net cash provided by financing activities	30,765	30,432	113,263

Net decrease in cash during the period	(526)	(676)	—
Cash, beginning of period	526	1,202	—
Cash, end of period	—	526	—

See accompanying notes

HEALTH ADVANCE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2014

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

AS AT JULY 31, 2014

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

Comprehensive Income

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of consolidated financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity (deficit), and consists of unrealized gains (losses) on available for sale marketable securities and foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

HEALTH ADVANCE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2014

Foreign Currency Translation

The functional currency of the Company is USD. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year.

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

There were no dilutive financial instruments for the period from inception (April 14, 2010) to July 31, 2014.

Concentration of Credit Risk

ASC 815-10 (formerly SFAS No. 105) Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentration.  The Company does not have significant off-balance-sheet risk or credit concentration.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Effective October 1, 2013, the Company adopted the amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated disclosures have been implemented retrospectively and do not impact our financial position or results of operations.

Effective October 1, 2013, the Company adopted the amended guidance in ASC Topic 220, Comprehensive Income. The amended guidance requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income by component and (2) significant items reclassified out of accumulated other comprehensive income by presenting the amount reclassified and the individual income statement line items affected. The updated disclosures have been implemented prospectively and do not impact our financial position or results of operations.

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard”

HEALTH ADVANCE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2014

Recent Accounting Pronouncements (continued)

Effective June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915). Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities.

The amendments also eliminate an exception previously provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to:

1) present inception-to-date information in the statements of income, cash flows, and shareholder equity;

2) label the financial statements as those of a development stage entity;

3) disclose a description of the development stage activities in which the entity is engaged; and

4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

5.     RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

a.	The Company paid $14,400 ($1,200 per month) each for the years ended July 31, 2014 and 2013 to a shareholder and director in respect of rent and occupancy. The Company also paid $2,400 ($200 per month) each for the years ended July 31, 2014 and 2013 in respect of certain administrative services included in office and general. In addition, the Company has charged $24,000 ($2,000 per month) each for the years ended July 31, 2014 and 2013 representing the costs of estimated services from a shareholder. These amounts have been debited to consulting and management fees with corresponding credit to additional paid in capital.

b.	Advances from a shareholder of the Company as at July 31, 2014 were $59,135 (2013 - $34,398). These advances are non interest bearing, unsecured and with no specific terms of repayment.

6.     CAPITAL STOCK

COMMON STOCK - AUTHORIZED

As at July 31, 2014, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at July 31, 2014 consisted of the following:

On April 14, 2010 the Company issued 14,000,000 shares of common stock at $0.0001 per share to the founding shareholder for proceeds of $1,400.

HEALTH ADVANCE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2014

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

COMMON STOCK – TO BE ISSUED

The Company’s 6,290,000 common stock to be issued amounting to $42,500 as at July 31, 2014 consist of the following:

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

In March 2013, the Company agreed to issue 800,000 shares of common stock at an issue price of $0.01 per share for a total of $8,000.

In June 2013, the Company agreed to issue 350,000 shares of common stock at an issue price of $0.01 per share for a total of $3,500.

In October 2013, the Company received $4,000 in exchange of 1,600,000 shares of common stock at an issue price of $0.0025 per share.

In April 2014, the Company received $2,000 in exchange of 40,000 shares of common stock at an issue price of $0.05 per share.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

During the period from inception to July 31, 2014, there were no interests or taxes paid by the Company.

During the year ended July 31, 2014 the controlling shareholder contributed management services of $2,000 per month totaling $24,000. (2013 - $24,000).

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

HEALTH ADVANCE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2014

8.     INCOME TAXES (continued)

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 38% (2013: 38%) to income before provision for taxes as follows:

	2014	2013

Computed expected tax	$(27,390)	$(34,591)
Expenses not deductible for tax purposes	9,120	9,120
Tax losses available for carry forward	18,270	25,471
Provision for income taxes	$-	$-

The components of deferred income taxes, have been determined at the US federal statutory rate of 38% (2013: 38%) and are as follows:

	2014	2013

Deferred income tax assets:
Income tax losses available for carry forward	$71,608	$49,157
Valuation allowance	(71,608)	(49,157)
Deferred income taxes	$-	$-

9.     FINANCIAL INSTRUMENTS

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company is not significantly exposed to this risk as generally it does not have any significant amount of cash.

Currency Risk

The Company is exposed to financial risk related to the fluctuation of foreign exchange rates.   The Company's functional currency is U.S. dollars.  A significant change in the currency exchange rates between the U.S. dollar relative to the Canadian dollar could have an effect on the Company's results of operations, financial position and cash flows.  The Company has not entered into any derivative financial instruments to manage exposures to currency fluctuations.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due.  The Company has a planning and budgeting process in place to help determine the funds required to support the Company's normal operating requirements on an ongoing basis and its expansionary plans.  The Company ensures that there are sufficient funds to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash.

Fair Values

The Company's financial instruments consist of cash, bank indebtedness and accounts payable and accrued liabilities and advances from stockholder and advances from related party.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

10.     SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the filing date of these financial statements and has determined that there are no material subsequent events to report.

11.    UNAUDITED INFORMATION

Effective March 6, 2014 our predecessor auditor, DNTW Toronto LLP, formerly known as DNTW Chartered Accountants, LLP (“DNTW”), is no longer registered with the PCAOB and on May 20, 2014 the Securities and Exchange Commission ("SEC”) denied the two partners of DNTW, the privilege of appearing or practicing before the SEC as accountants. Therefore, the Company is no longer allowed to include any audit report issued by DNTW in any filing with the SEC on or after May 20, 2014. SRCO Professional Corporation, Chartered Accountant, has audited the financial statements for the fiscal years ended July 31, 2014 and 2013. Our statement of operations for the cumulative period from April 14, 2010 (Inception) to July 31, 2014 is therefore deemed to be unaudited.

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

Changes in Internal Controls

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The details of our executive officers and directors are as follows:

NAME	AGE	POSITION

Jordan Starkman	44	President, Chief Financial Officer and Director

JORDAN STARKMAN, 44, President. Mr. Starkman brings over twenty years of experience in sales, financial consulting, and investor and client relations to the Health Advance team. He is a co-founder of Pay By the Day Company Inc. and was VP Operations from June 2003 prior to becoming President in January 2006. In addition to being President of Pay By The Day Company Inc., Mr. Starkman is the President of Rimrock Gold Corp (formerly Pay By The Day Holdings) and is a director of Pacific Green Technologies Inc., both of which are quoted on the OTCQB.  Mr. Starkman spends the majority of his time overseeing the operations of Rimrock Gold Corp., a junior mining/exploration company.  Prior to forming Pay By The Day Company Inc. in 2003, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics, and was President of Guardians of Gold from November 2005 to October 2011. Jordan has an extensive background in finance and business development. He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan also holds a BA in Statistics from the University of Western Ontario.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended July 31, 2014 and 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals

Jordan Starkman	2014	$0	$0	$0	$0	$0	$0	$0	$0
President and Director	2013	0	0	0	0	0	0	0	0
Domenico Pascazi,	2014	$0	$0	$0	$0	$0	$0	$0	$0
Director (1)	2013	0	0	0	0	0	0	0	0

(1)	Domenico Pascazi resigned from his position as member of the board of directors on February 12, 2013. Mr. Pascazi’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 24,520,000 shares of common stock issued and outstanding as of September 20, 2014.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Jordan Starkman, President, Chief Financial Officer and Director (1)	14,010,000	57.14%
3651 Lindell Rd #D155, Las Vegas, NV 89103
All directors and executive officers as a group (1 person)	14,010,000	57.14%

5% Security Holder
2237815 Ontario Ltd. (2)	10,000,000	40.78%
George Gallo	1,705,200	7%
Anslow & Jaclin LP	2,000,000	8.15%
All 5% security holders as a group (3 persons)	13,705,200	55.89%

(1)	Includes (1) 4,000,000 shares of common stock owned by Jordan Starkman; 10,000 shares of common stock owned by Tami Garson, wife of Jordan Starkman; and (iii) 10,000,000 shares of common stock held by 2237815 Ontario Ltd., of which Jordan Starkman is the sole shareholder and in sole control.
(2)	Jordan Starkman is the sole owner and in sole control of 2237815 Ontario Ltd., and therefore has voting and dispositive control over securities held by 2237815 Ontario Ltd.

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

The Company paid rent and other overhead costs to a shareholder and director of the Company in the amount of $1,400 per month, totaling $16,800 during the year ended July 31, 2014 (2013 - $16,800) .  This monthly charge includes the head office rent, phone, internet and other administrative services.

Advances from a shareholder of the Company as at July 31, 2014 were $59,135 (2013 - $34,398).  These advances are non interest bearing, unsecured and with no specific terms of repayment.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended July 31, 2014 and 2013, we were billed approximately $12,500 for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal year ended July 31, 2014, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended July 31, 2014.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.       EXHIBITS AND SIGNATURES

EXHIBITS

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas of Nevada on  November 7, 2014.

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

Name	Position	Date
/s/ Jordan Starkman	President, Chief Financial Officer and Director	November 7, 2014
Jordan Starkman	(Principal Executive Officer and Principal Financial Officer)

