Form 10-Q
period 2014-10-31
Health Advance, Inc.
filed 2014-12-29
CIK 1531477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December 22, 2014, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

1 | Page

HEALTH ADVANCE INC.

FORM 10-Q

October 31, 2014

2 | Page

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.

CONDENSED FINANCIAL STATEMENTS

October 31, 2014

CONTENTS

PAGE-4	CONDENSED BALANCE SHEETS AS AT OCTOBER 31, 2014 (UNAUDITED) AND AS AT JULY 31, 2014 (AUDITED)

PAGE-5	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

PAGE-6	CONDENSED STATEMENTS OF STOCKHOLDER’S DEFICIT FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

PAGE-7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

PAGE-8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3 | Page

HEALTH ADVANCE INC.

CONDENSED BALANCE SHEETS

AS AT OCTOBER 31, 2014 (UNAUDITED) AND JULY 31, 2014 (AUDITED)

(Expressed in United States Dollars)

	October 31,	July 31,
	2014	2014
	$	$
ASSET
CURRENT ASSET
Cash	13	—
TOTAL ASSET	13	—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank indebtedness	—	28
Accounts payable and accrued liabilities	39,563	46,178
Advances from a shareholder (Note 4)	58,840	59,135
TOTAL LIABILITIES	98,403	105,341

STOCKHOLDERS' DEFICIT
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 7)
24,520,000 common stock as at October 31, 2014 (July 31, 2014: 24,520,000 common stock)	24,520	24,520
Additional paid-in capital	174,080	168,080
Common stock to be issued (Note 7)	67,500	42,500
Deficit accumulated during the exploration stage	(364,490)	(340,441)
TOTAL STOCKHOLDERS' DEFICIT	(98,390)	(105,341)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	13	—

See accompanying notes

4 | Page

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Three	Three
	months ended	months ended
	October 31,	October 31,
	2014	2013
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	12,389	5,830
Office and general	1,809	3,746
Rent and occupancy	3,600	3,600
Consulting and management fees	6,000	6,000
Total expenses	23,798	19,176

Foreign exchange loss	(251)	(165)

Loss before income taxes	(24,049)	(19,341)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(24,049)	(19,341)

Loss per common share, basic and diluted	(0.0010)	(0.0008)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

5 | Page

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

			Shares to	Additional
	Common stock		be issued	paid-in	Accumulated
	Shares	Amount	Amount	capital	deficit	Total
		$	$	$	$	$
As at July 31, 2013	24,520,000	24,520	36,500	144,080	(268,361)	(63,261)

In-kind contribution of services	—	—	—	6,000	—	6,000

Proceeds from common stock to be issued	—	—	4,000	—	—	4,000

Net loss for the period	—	—	—	—	(19,341)	(19,341)

As at October 31, 2013	24,520,000	24,520	40,500	150,080	(287,702)	(72,602)

As at July 31, 2014	24,520,000	24,520	42,500	168,080	(340,441)	(105,341)

In-kind contribution of services	—	—	—	6,000	—	6,000

Proceeds from common stock to be issued	—	—	25,000	—	—	25,000

Net loss for the period	—	—	—	—	(24,049)	(24,049)

As at October 31, 2014	24,520,000	24,520	67,500	174,080	(364,490)	(98,390)

See accompanying notes

6 | Page

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

(Expressed in United States Dollars)

	Three	Three
	months ended	months ended
	October 31,	October 31,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net loss for the period	(24,049)	(19,341)
Adjustments for non-cash items
Common stock issued for services	—	—
In-kind contribution of services	6,000	6,000

Net change in non-cash working capital balances:
Prepaid expenses	—	—
Accounts payable and accrued liabilities	(6,615)	206
Net cash used in operating activities	(24,664)	(13,135)

FINANCING ACTIVITIES
Bank indebtedness	(28)	—
Proceeds from issuance of common stock	25,000	4,000
Advances from a shareholder	(295)	10,200
Net cash provided by financing activities	24,677	14,200

Net increase in cash during the period	13	1,065
Cash, beginning of period	—	526
Cash, end of period	13	1,591

See accompanying notes

7 | Page

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Health Advance Inc. (the "Company" or "Health Advance") was incorporated on April 14, 2010 in the State of Wyoming. The Company is a development stage company and is an online retailer of home medical products with operations in Canada and the United States of America (“USA”).

2.	BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10K for the year ended July 31, 2014.

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

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

a.	The Company paid $3,600 ($1,200 per month) each for the three months ended October 31, 2014 and 2013 to a shareholder and director in respect of rent and occupancy. The Company also paid $600 ($200 per month) each for the three months ended October 31, 2014 and 2013 in respect of certain administrative services included in office and general. In addition, the Company has charged $6,000 ($2,000 per month) each for the three months ended October 31, 2014 and 2013 representing the costs of estimated services from a shareholder. These amounts have been debited to consulting and management fees with corresponding credit to additional paid in capital.

b.	Advances from a shareholder of the Company as at October 31, 2014 were $58,840 (July 31, 2014 - $59,135). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

8 | Page

5.	RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had` been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

6.	EARNINGS PER SHARE

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at October 31, 2014 and 2013.

7.	STOCKHOLDERS’ DEFICIT

COMMON STOCK - AUTHORIZED

As at October 31, 2014, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001.

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

On November 1, 2011 the Company issued 1,500,000 shares of common stock for professional services rendered.  These services were valued at $15,000.

On July 18, 2012 the Company issued 1,600,000 shares at $0.001 per share for a total of $16,000.

9 | Page

7.	STOCKHOLDERS’ DEFICIT (continued)

COMMON STOCK – TO BE ISSUED

Company’s common stock to be issued amounting to $67,500 as at October 31, 2014 consist of the following:

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

In August 2014, the Company agreed to issue 500,000 shares at an issue price of $0.05 per share for a total of $25,000.

OTHER INFORMATION

On February 14, 2013, the Company effected a 10-for-1 forward split of the Company’s issued and outstanding common shares. The Company’s issued and outstanding common shares were therefore increased from 2,452,000 to 24,520,000.  All per share amounts have been restated to reflect this stock split.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2014, and 2013, there were no interest or taxes paid by the Company.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the filing date of these financial statements and has determined that there are no material subsequent events to report.

10 | Page

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

From inception to October 31, 2014 we have incurred a net loss of $364,490.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

In the fiscal year 2015, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies. Our growth plan is to generate operating revenues during fiscal years 2015-2016.

11 | Page

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We plan to complete a financing in the fiscal years 2015-2016. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We also intend to launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of HealthAdvanceMD. We expect to replace and expand any existing major wholesaler relationships we currently work with by fiscal years 2015-2016. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets. We intend to continue to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products. No steps have been taken thus far to secure customers for our products.

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

In addition to attempting to achieve supply chain optimization by the beginning of fiscal year 2015, which we intend to result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. By the end of July 2015, we intend to achieve the 3 key milestones outlined above including: (1) entering into new growth markets, (2) optimizing our supply chain, and (3) launching new product lines in our new growth from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution from our traditional durable medical products businesses through existing wholesaler channels and from new products launched.

12 | Page

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

Results of Operations

For the three months ended October 31, 2014 and 2013

For the three months ended October 31, 2014 and 2013 we did not have any sales. The Company’s on-line web site www.healthadvancemd.com encountered a virus/worm and subsequently underwent extensive repairs that accounted for the Company’s lack of sales. We expect to generate increased sales once our advertising campaign begins.

Operating expenses for the three months ended October 31, 2014 and October 31, 2013 were $23,798 and $19,176, respectively. The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. The increase in overall expenses is mainly due to increase in professional fees from $5,830 for the three months ended October 31, 2013 to $12,389 for the three months ended October 31, 2014 mainly attributable to services from a consultant amounting to $8,900 recognized during the three months ended October 31, 2014 offset by a decrease in office and general expenses by $1,937.

Net loss for the three months ended October 31, 2014 and 2013 were $24,049 and $19,341, respectively. The increase in loss is attributable to the increase in professional fees offset by decrease in office and general as explained above.

During the three months ended October 31, 2014 the director’s contributed services totaled $6,000. These services were included in the additional paid-in capital. During the three months ended October 31, 2014 we operated from a premises leased by a shareholder. The costs of this premises and other general and administrative expenses paid on our behalf during the three months ended October 31, 2014 totaled $4,200. These expenses are payable to the shareholder and included in current liabilities.

During the three months ended October 31, 2014 and 2013, we had no provision for income taxes due to the net operating losses incurred.

13 | Page

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of October 31, 2014, we had a cash balance of $13 and a working capital deficit of $98,390.

In August 2014, the Company agreed to issue 500,000 common stock valued at $0.05 per share against cash proceeds of $25,000.

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

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the Company’s financial position and results of operations except the one stated below.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had` been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

14 | Page

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

In the course of management's assessment, we have identified the following material weaknesses in internal control over financial reporting:

●	Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●	Maintenance of Current Accounting Records – We may from time to time fail to maintain our records that in reasonable detail accurately and fairly reflect the transactions of the Company. This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

●	Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions in a foreign currency.

15 | Page

Item 4.	Controls and Procedures (continued)

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

In August 2014, the Company agreed to issue 500,000 common stock valued at $0.05 per share against cash proceeds of $25,000.

The above proceeds will be used to fund operations as discussed in our Plan of Operations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

16 | Page

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

17 | Page

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

Dated: December 28, 2014

18 | Page