Form 10-K/A
period 2014-07-31
Health Advance, Inc.
filed 2015-03-20
CIK 1531477

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒      No  ☐

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

As of March 20, 2015, the registrant had 24,520,000 shares issued and outstanding.

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

HEALTH ADVANCE, INC.

FORM 10-K/A

EXPLANATORY NOTE

Health Advance Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended July 31, 2014 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2014. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of amending the disclosure in Item 9A of Part II. This Form 10-K/A hereby amends and restates in their entirety Items 5 through 9B of Part II of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the fiscal year of 2015, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.  Our growth plan is to achieve net revenues within the first 12 months following our July 31, 2014 year-end.

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

Consulting and management fees

Consulting and management fees for the year ended July 31, 2014 was $24,000 compared to $41,000 for the year ended July 31, 2013. This includes $24,000 per annum charge for the estimated shareholder services with a corresponding credit to additional paid-in capital. Further, during the year ended July 31, 2013, management incurred approximately $15,000 in connection with web designing and related services for optimization of the Company’s on-line platform, and no such expenses were incurred during the year ended July 31, 2014.

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

Item 8.         Financial Statements and Supplementary Data.

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

SRCO Professional Corporation CHARTERED ACCOUNTANT
Richmond Hill, Ontario, Canada November 7, 2014	Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

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

HEALTH ADVANCE INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 14, 2010) TO JULY 31, 2014

(Expressed in United States Dollars)

					Deficit
					Accumulated
			Shares	Additional	During The
	Common stock		to be issued	paid-in	Development
	Shares	Amount	Amount	capital	Stage	Total
		$	$	$	$	$
UNAUDITED
Issuance of common stock at inception	14,000,000	14,000	—	(12,600)	—	1,400
As at July 31, 2010	14,000,000	14,000	—	(12,600)	—	1,400
Issuance of common stock for cash	920,000	920	—	8,280	—	9,200
Issuance of common stock for services	6,500,000	6,500	—	58,500	—	65,000
In-kind contribution of services	—	—	—	14,000	—	14,000
Net loss for the year	—	—	—	-	(68,177)	(68,177)
As at July 31, 2011	21,420,000	21,420	—	68,180	(68,177)	21,423
Issuance of common stock for cash	1,600,000	1,600	—	14,400	—	16,000
Issuance of common stock for services	1,500,000	1,500	—	13,500	—	15,000
In-kind contribution of services	—	—	—	24,000	—	24,000
Net loss for the year	—	—	—	-	(109,156)	(109,156)
As at July 31, 2012	24,520,000	24,520	—	120,080	(177,333)	(32,733)
AUDITED
Common stock to be issued	—	—	36,500	-	—	36,500
In-kind contribution of services	—	—	—	24,000	—	24,000
Net loss for the year	—	—	—	-	(91,028)	(91,028)
As at July 31, 2013	24,520,000	24,520	36,500	144,080	(268,361)	(63,261)
Issuance of common stock for cash	—	—	—	-	—	—
Issuance of common stock for services	—	—	6,000	-	—	6,000
In-kind contribution of services	—	—	—	24,000	—	24,000
Net loss for the year	—	—	—	-	(72,080)	(72,080)
As at July 31, 2014	24,520,000	24,520	42,500	168,080	(340,441)	(105,341)

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

2.     BASIS OF PRESENTATION

The Company has earned minimal revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification 915,   Accounting and Reporting by Development Stage Enterprises ("ASC 915") .   Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

HEALTH ADVANCE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2014

Stock-Based Compensation

The Company accounts for Stock-Based Compensation in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity ’ s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.

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

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 - Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 - Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 - Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

Concentration of Credit Risk

ASC 815-10 (formerly SFAS No. 105) Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk , requires disclosure of any significant off-balance-sheet risk and credit risk concentration.  The Company does not have significant off-balance-sheet risk or credit concentration.

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

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09-Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard”

HEALTH ADVANCE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2014

Recent Accounting Pronouncements (continued)

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

COMMON STOCK - TO BE ISSUED

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

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2014

8.     INCOME TAXES (continued)

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 38% (2013: 38%) to income before provision for taxes as follows:

	2014	2013

Computed expected tax	$(27,390)	$(34,591)
Expenses not deductible for tax purposes	9,120	9,120
Tax losses available for carry forward	18,270	25,471
Provision for income taxes	$—	$—

The components of deferred income taxes, have been determined at the US federal statutory rate of 38% (2013: 38%) and are as follows:

	2014	2013

Deferred income tax assets:
Income tax losses available for carry forward	$71,608	$49,157
Valuation allowance	(71,608)	(49,157)
Deferred income taxes	$—	$—

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

Item 9.         Changes in and Disagreements With Accountants on Accounting And Financial Disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control - Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of July 31, 2014. Based on this assessment, management concludes that, as of July 31, 2014, we did not maintain effective controls over the financial reporting control environment. we have identified the following material weaknesses in internal control over financial reporting:

●	Segregation of Duties - As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●	Maintenance of Current Accounting Records -We may from time to time fail to maintain our records that in reasonable detail accurately and fairly reflect the transactions of the Company. This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

●	Application of GAAP - We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions in a foreign currency.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2014. We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

8

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas of Nevada on March 20, 2015.

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

Name	Position	Date
/s/ Jordan Starkman	President, Chief Financial Officer and Director	March 20, 2015
Jordan Starkman	(Principal Executive Officer and Principal Financial Officer)

9