Form 10-Q
period 2015-01-31
Health Advance, Inc.
filed 2015-03-23
CIK 1531477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 23, 2015, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

January 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2015

CONTENTS

PAGE-4	CONDENSED BALANCE SHEETS AS AT JANUARY 31, 2015 (UNAUDITED) AND AS AT JULY 31, 2014 (AUDITED)

PAGE-5 & 6	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 (UNAUDITED)

PAGE-7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 (UNAUDITED)

PAGE-8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.

CONDENSED BALANCE SHEETS

AS AT JANUARY 31, 2015 (UNAUDITED) AND JULY 31, 2014 (AUDITED)

(Expressed in United States Dollars)

	January 31,	July 31,
	2015	2014
	$	$
ASSET
CURRENT ASSET
Cash	—	—
TOTAL ASSET	—	—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank indebtedness	—	28
Accounts payable and accrued liabilities	47,246	46,178
Advances from a shareholder (Note 4)	66,090	59,135
TOTAL LIABILITIES	113,336	105,341

STOCKHOLDERS' DEFICIT
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 7)
24,520,000 common stock as at January 31, 2015 (July 31, 2014: 24,520,000 common stock)	24,520	24,520
Additional paid-in capital	180,080	168,080
Common stocks to be issued (Note 7)	67,500	42,500
Deficit accumulated during the exploration stage	(385,436)	(340,441)
TOTAL STOCKHOLDERS' DEFICIT	(113,336)	(105,341)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	—	—

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014 (UNAUDITED)

(Expressed in United States Dollars)

	Three	Three
	months ended	months ended
	January 31,	January 31,
	2015	2014
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	9,977	5,755
Office and general	1,369	1,222
Rent and occupancy	3,600	3,600
Consulting and management fees	6,000	6,000
Total expenses	20,946	16,577

Foreign exchange loss	—	44

Loss before income taxes	(20,946)	(16,621)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(20,946)	(16,621)

Loss per common share, basic and diluted	(0.0009)	(0.0007)

Weighted average number of
common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 (UNAUDITED)

(Expressed in United States Dollars)

	Six	Six
	months ended	months ended
	January 31,	January 31,
	2015	2014
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	22,366	11,585
Office and general	3,178	4,968
Rent and occupancy	7,200	7,200
Consulting and management fees	12,000	12,000
Total expenses	44,744	35,753

Foreign exchange loss	251	209

Loss before income taxes	(44,995)	(35,962)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(44,995)	(35,962)

Loss per common share, basic and diluted	(0.0018)	(0.0015)

Weighted average number of
common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 (UNAUDITED)

(Expressed in United States Dollars)

	Six	Six
	months ended	months ended
	January 31,	January 31,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net loss for the period	(44,995)	(35,962)
Adjustments for non-cash items
In-kind contribution of services	12,000	12,000

Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	1,068	5,361
Net cash used in operating activities	(31,927)	(18,601)

FINANCING ACTIVITIES
Bank indebtedness	(28)
Proceeds from issuance of common stock	25,000	4,000
Advances from a shareholder	6,955	14,286
Net cash provided by financing activities	31,927	18,286

Net decrease in cash during the period	—	(315)
Cash, beginning of period	—	526
Cash, end of period	—	211

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015 (UNAUDITED)

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

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

a.	The Company paid $3,600 and $7,200 ($1,200 per month) each for the three and six months ended January 31, 2015 and 2014 to a shareholder and director in respect of rent and occupancy. The Company also paid $600 and $1,200 ($200 per month) each for the three months and six months ended January 31, 2015 and 2014 in respect of certain administrative services included in office and general. In addition, the Company has charged $6,000 and $12,000 ($2,000 per month) each for the three and six months ended January 31, 2015 and 2014 representing the costs of estimated services from a shareholder. These amounts have been debited to consulting and management fees with corresponding credit to additional paid in capital.

b.	Advances from a shareholder of the Company as at January 31, 2015 were $66,090 (July 31, 2014 - $59,135). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at January 31, 2015 and 2014.

7.	STOCKHOLDERS’ DEFICIT

COMMON STOCK - AUTHORIZED

As at January 31, 2015, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at January 31, 2015 consisted of the following:

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

COMMON STOCK – TO BE ISSUED

Company’s common stock to be issued amounting to $67,500 as at January 31, 2015 consist of the following:

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

During the three months ended January 31, 2015, and 2014, there were no interest or taxes paid by the Company.

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

From inception to January 31, 2015 we have incurred a net loss of $385,436.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

On February 14, 2014, the Company affected a 10-for-1 forward split of the Company’s issued and outstanding common shares. The Company’s issued and outstanding common shares were therefore increased from 2,452,000 to 24,520,000.  All per share amounts have been restated to reflect this stock split.

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

We expect that these new product launches will be outlined and planned within the 2015 fiscal year and the beginning of fiscal year 2016, once our financing is completed.  During the next 24 months following our 2015 year-end, we plan to work with our manufacturing partners to develop and finalize no less than two new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of 2015.

In addition to attempting to achieve supply chain optimization by the beginning of fiscal year 2016, which we intend to result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. By the end of July 2016, we intend to achieve the 3 key milestones outlined above including: (1) entering into new growth markets, (2) optimizing our supply chain, and (3) launching new product lines in our new growth from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution from our traditional durable medical products businesses through existing wholesaler channels and from new products launched.

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

Results of Operations

For the three and six months ended January 31, 2015 and 2014

For the three and six months ended January 31, 2015 and 2014 we did not have any sales. The Company’s on-line web site www.healthadvancemd.com encountered a virus/worm and subsequently underwent extensive repairs that accounted for the Company’s lack of sales. In addition, the Company has not been successful in completing the required financing to begin its advertising campaign. We expect to generate increased sales once our advertising campaign begins.

Operating expenses for the three and six months ended January 31, 2015 were $20,946 and $44,744 and $16,577 and $35,753 for the three and six months ended January 31, 2014, respectively. The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. The increase in overall expenses for the three and six months ended January 31, 2015 compared to January 31, 2014, are mainly due to increase in professional fees attributable to services from a consultant amounting to $8,900 recognized during the six months ended January 31, 2015. During the three and six months ended January 31, 2015 the director’s contributed services totalled $6,000 and $12,000. These services were included in the additional paid-in capital. During the three and six months ended January 31, 2015 we operated from a premises leased by a shareholder. The costs of this premises and other general and administrative expenses paid on our behalf during the three and six months ended January 31, 2015 totalled $4,200 and $8,400, respectively. These expenses are payable to the shareholder and included in current liabilities.

Net loss for the three and six months ended January 31, 2015 were $20,946 and $44,995 and $16,621 and $35,962 for the three and six months ended January 31, 2014, respectively. The increase in loss is attributable to the increase in professional fees as explained in the above paragraph.

During the three and six months ended January 31, 2015 and 2014, we had no provision for income taxes due to the net operating losses incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of January 31, 2015, we had nil cash balance and a working capital deficit of $113,336.

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

In the course of management's assessment, we have identified the following material weaknesses in internal control over financial reporting:

●	Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●	Maintenance of Current Accounting Records – We may from time to time fail to maintain our records that in reasonable detail accurately and fairly reflect the transactions of the Company. This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

●	Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions in a foreign currency.

Item 4.	Controls and Procedures (continued)

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2015. We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

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

Item 1A.	Risk Factors

Not required for Smaller Reporting Companies.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2014, the Company agreed to issue 500,000 common stock valued at $0.05 per share against cash proceeds of $25,000.

The above proceeds will be used to fund operations as discussed in our Plan of Operations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 23, 2015

