Form 10-Q
period 2015-04-30
Health Advance, Inc.
filed 2015-06-15
CIK 1531477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of June 15, 2015, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

April 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.

CONDENSED FINANCIAL STATEMENTS

April 30, 2015

CONTENTS

PAGE-4	CONDENSED BALANCE SHEETS AS AT APRIL 30, 2015 (UNAUDITED) AND AS AT JULY 31, 2014 (AUDITED)

PAGE-5 & 6	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2015 AND 2014 (UNAUDITED)

PAGE-7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2015 AND 2014 (UNAUDITED)

PAGE-8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.

CONDENSED BALANCE SHEETS

AS AT APRIL 30, 2015 (UNAUDITED) AND JULY 31, 2014 (AUDITED)

(Expressed in United States Dollars)

	April 30,	July 31,
	2015	2014
	$	$
ASSET
CURRENT ASSET
Cash	—	—
TOTAL ASSET	—	—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank indebtedness	—	28
Accrued liabilities	54,531	46,178
Advances from a shareholder (Note 4)	68,983	59,135
TOTAL LIABILITIES	123,514	105,341

STOCKHOLDERS' DEFICIT
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 7)
24,520,000 common stock as at April 30, 2015 (July 31, 2014: 24,520,000 common stock)	24,520	24,520
Additional paid-in capital	186,080	168,080
Common stocks to be issued (Note 7)	67,500	42,500
Deficit accumulated during the exploration stage	(401,614)	(340,441)
TOTAL STOCKHOLDERS' DEFICIT	(123,514)	(105,341)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	—	—

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED APRIL 30, 2015 AND 2014 (UNAUDITED)

(Expressed in United States Dollars)

	Three	Three
	months ended	months ended
	April 30,	April 30,
	2015	2014
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	7,463	5,591
Office and general	715	1,881
Rent and occupancy	—	3,600
Consulting and management fees	8,000	6,000
Total expenses	16,178	17,072

Foreign exchange loss	—	—

Loss before income taxes	(16,178)	(17,072)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(16,178)	(17,072)

Loss per common share, basic and diluted	(0.0007)	(0.0007)

Weighted average number of
common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED APRIL 30, 2015 AND 2014 (UNAUDITED)

(Expressed in United States Dollars)

	Nine	Nine
	months ended	months ended
	April 30,	April 30,
	2015	2014
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	29,829	17,176
Office and general	3,893	6,849
Rent and occupancy	7,200	10,800
Consulting and management fees	20,000	18,000
Total expenses	60,922	52,825

Foreign exchange loss	251	209

Loss before income taxes	(61,173)	(53,034)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(61,173)	(53,034)

Loss per common share, basic and diluted	(0.0025)	(0.0022)

Weighted average number of
common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2015 AND 2014 (UNAUDITED)

(Expressed in United States Dollars)

	Nine	Nine
	months ended	months ended
	April 30,	April 30,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net loss for the period	(61,173)	(53,034)
Adjustments for non-cash items
In-kind contribution of services	20,000	18,000

Net change in non-cash working capital balances:
Accrued liabilities	8,353	8,951
Net cash used in operating activities	(32,820)	(26,083)

FINANCING ACTIVITIES
Bank indebtedness	(28)	—
Proceeds from issuance of common stock	23,000	6,000
Advances from a shareholder	9,848	19,557
Net cash provided by financing activities	32,820	25,557

Net decrease in cash during the period	—	(526)
Cash, beginning of period	—	526
Cash, end of period	—	—

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2015 (UNAUDITED)

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Health Advance Inc. (the “Company” or “Health Advance”) was incorporated on April 14, 2010 in the State of Wyoming. The Company is a development stage company and is an online retailer of home medical products with operations in Canada and the United States of America (“USA”).

2.	BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer the financial statements and footnotes thereto included in the Company’s annual report on Form 10K for the year ended July 31, 2014.

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

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

a.	The Company paid $nil and $7,200 for the three and nine months ended April 30, 2015 ($3,600 and $10,800 for the three and nine months ended April 30, 2014) to a shareholder and director in respect of rent and occupancy. The Company also paid nil and $1,200 each for the three months and nine months ended April 30, 2015 and 2014 in respect of certain administrative services included in office and general. In addition, the Company has charged $6,000 and $18,000 ($2,000 per month) each for the three and nine months ended April 30, 2015 and 2014 representing the costs of estimated services from a shareholder. These amounts have been debited to consulting and management fees with corresponding credit to additional paid in capital.
b.	Advances from a shareholder of the Company as at April 30, 2015 were $68,983 (July 31, 2014 - $59,135). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions.

Recently Adopted Accounting Standards

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at April 30, 2015 and 2014.

7.	STOCKHOLDERS’ DEFICIT

COMMON STOCK - AUTHORIZED

As at April 30, 2015, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at April 30, 2015 consisted of the following:

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

COMMON STOCK – TO BE ISSUED

Company’s common stock to be issued amounting to $67,500 as at April 30, 2015 consist of the following:

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

During the three months ended April 30, 2015, and 2014, there were no interest or taxes paid by the Company.

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

From inception to April 30, 2015 we have incurred a net loss of $401,614.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

We are an on-line retailer of home medical products with operations in Canada and the United States, and with administration and infrastructure supported globally.  Our strategy is to attract opportunities in the health care industry through the development and growth of our existing web site www.healthadvancemd.com.  We believe we can operate more cost efficiently and compete as a discounter that delivers value and low cost branded lines of home medical care products together with valuable customer care that is currently missing in the marketplace.  Our goal is to become our customers’ single source for low cost health care supplies, by meeting all of our customers’ needs. In addition, the Company has commenced the development of a new on-line healthcare/medical supply web site to be launched in the first quarter of the 2016 year end.

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

We have estimated that we will incur minimum expenses equal to $75,000 in the year following our July 31, 2014 year-end in order to maintain our business operations.  However, if we conduct a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $200,000 within the 12-month period following the Company’s 2014 year-end.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

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

Results of Operations

For the three and nine months ended April 30, 2015 and 2014

For the three and nine months ended April 30, 2015 and 2014 we did not have any sales. The Company’s on-line web site www.healthadvancemd.com encountered a virus/worm and subsequently underwent extensive repairs that accounted for the Company’s lack of sales. In addition, the Company has not been successful in completing the required financing to begin its advertising campaign. We expect to generate increased sales once our advertising campaign begins.

Operating expenses for the three and nine months ended April 30, 2015 were $16,178 and $60,922 and $17,072 and $52,825 for the three and nine months ended April 30, 2014, respectively. The operating expenses were primarily attributed to professional fees, consulting fees, web design fees, rent and other general overhead. The increase in overall expenses for the nine months ended April 30, 2015 compared to April 30, 2014, are mainly due to increase in professional fees attributable to services from a consultant recognized during the nine months ended April 30, 2015. In addition, the Company commenced the development of a new on-line healthcare/medical supply web site to be launched in the first quarter of the 2016 year end. During the three and nine months ended April 30, 2015 the director’s contributed services totaled $6,000 and $18,000. These services were included in the additional paid-in capital. During the three and nine months ended April 30, 2015 we operated from a premises leased by a shareholder. The costs of this premises and other general and administrative expenses paid on our behalf during the three and nine months ended April 30, 2015 totaled $nil and $8,400, respectively. These expenses are payable to the shareholder and included in current liabilities.

Net loss for the three and nine months ended April 30, 2015 were $16,178 and $61,173 and $17,072 and $53,034 for the three and nine months ended April 30, 2014, respectively. The increase in loss is attributable to the increase in professional and consulting fees as explained in the above paragraph.

During the three and nine months ended April 30, 2015 and 2014, we had no provision for income taxes due to the net operating losses incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of April 30, 2015, we had nil cash balance and a working capital deficit of $123,514.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 15, 2015

