Form 10-K
period 2015-07-31
Health Advance, Inc.
filed 2015-12-15
CIK 1531477

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

As of December 15 2015, the registrant had 24,520,000 shares issued and outstanding.

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

The Company is an on-line retailer of home medical products with operations in Canada and the United States, and with administration and infrastructure supported globally.  Our strategy is to attract opportunities in the health care industry through the development and growth of our existing web site www.leadingmedicalproducts.com.   We believe we can operate more cost efficiently and compete as a discounter that delivers value and low cost branded lines of home medical care products together with valuable customer care that is currently missing in the marketplace.  Our goal is to become our customers’ single source for low cost health care supplies, by meeting all of our customer’s needs.

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

The Company operates under the corporate website at www.healthadvanceinc.com and its on-line retailer website at www.leadingmedicalproducts.com.

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

Durable Medical Equipment

To address the growing senior market, our online site, Leadingmedicalproducts, carries a full spectrum of durable medical equipment, including:

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

We map the Leadingmedicalproducts Website to our preferred suppliers products’ database that contain a total of more than 10,000 unique products with all the latest pricing.  This database is updated monthly by the supplier.  Our programs extract the latest pricing and flag which products have been discontinued.

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

Website Product Management

To streamline operations we have a strategic partner responsible for uploading data files and image feeds manually and from third party FTP sites to the Leadingmedicalproducts website.  Their responsibilities include categorizing product correctly, guaranteeing that all products and images are properly visible and located in correct sub-categories on our website, making sure that the correct key word search terms are added in our shopping cart for each product, and matching correct shipping code and rates provided by different vendor.

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

Order Fulfillment

Our order fulfillment is handling systematically when we are working with vendors whose systems can integrate with Leadingmedicalproducts.  However, there are a number of product vendors and wholesalers with whom we have not integrated our systems.

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

The Leadingmedicalproducts website is also planning to partner with Bongo International Parcel and mail forwarding to service our international customers.  Bongo International provides its customers with their very own US address (not a P.O. Box). Once customers have a US address, they will be able to make purchases at our website as well as other US based online retailers. Bongo receives customer orders and logs them into their online system where they are consolidated with other orders.  This process saves international customers up to 82% off typical international shipping rates.

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

Along with other sales and marketing channels, successful search engine optimization is a key approach to drive web traffic and improve conversion for our web based property Leadingmedicalproducts.

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

Employees

As of July 31, 2015, we had one employee and two part-time consultants to the Company.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. During the year ended July 31, 2015 we have incurred a net loss of $67,551 and have an accumulated deficit of $407,992 as of July 31, 2015. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

There is no established public trading market for our common stock. Our shares are listed or quoted on the OTCPinks under the trading symbol HADV. In the absence of an active trading market, an investor may be unable to liquidate their investment.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Our principal executive office location and mailing address is 3651 Lindell Rd. Suite #D155, Las Vegas, NV, 89103. Currently, this space is sufficient to meet our office and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space.  In addition, the Company has sub-let facilities in Toronto, Ontario sufficient to sustain our office in Canada.

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

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is no established current public market for the shares of our common stock.  Our common stock is quoted on the OTC Pinks under symbol HADV.  Minimal trading has occurred through the date of this filing. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders

As of the July 31, 2015, we had 39 stockholders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the fiscal year ended July 31, 2015, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

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

During the year ended July 31, 2015 we have incurred a net loss of $67,551 and have an accumulated deficit of $407,992 as of July 31, 2015. The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

We are an on-line retailer of home medical products with operations in Canada and the United States, and with administration and infrastructure supported globally. In September 2015, the Company launched a new e-commerce platform, leadingmedicalproducts.com. The site features a new vibrant design with a fresh look, and offers quick and easy access to essential product information that provides a more comprehensive understanding of the Company’s product lines. Our strategy is to attract opportunities in the health care industry through the development and growth of our existing web site. We believe we can operate more cost efficiently and compete as a discounter that delivers value and low cost branded lines of home medical care products together with valuable customer care that is currently missing in the marketplace.  Our goal is to become our customers’ single source for low cost health care supplies, by meeting all of our customer’s needs.

We strive to offer health care professionals, medical distributors and consumers the highest quality brands and products at the most affordable prices. We expect to achieve this by forming relationships with suppliers that will be able to provide us with preferred prices once we are able to make bulk purchases.

In the fiscal year of 2016, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.  Our growth plan is to achieve net revenues within the first 12 months following our July 31, 2015 year–end.

We plan to complete a financing in the fiscal year of 2016.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We also intend to launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of Leadingmedicalproducts. We expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2015 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets.  We intend to continue to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products. No steps have been taken thus far to secure customers for our products.

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

In our key growth areas we plan to focus on reducing and concentrating the number of product SKUs in each growth category in order to create leverage with our supply chain across selected relationships with respiratory, diabetes, ostomy and mastectomy suppliers.  These new direct-from-manufacturer programs will primarily be drop ship programs and will essentially result in no new product inventory risks.  They will be predominantly product substitution strategies where direct manufacturers carry the inventory risk in order to get shelf space within our business to consumer ecommerce property www.leadingmedicalproducts.com and other sales channels.  These programs will be based on committed but non-binding contracted volume from us with each manufacturer, but where the manufacturer still carries the inventory, marketing investment, and the majority of the time continues to handle drop shipments direct to our customers and sales channels.

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

We expect that these new product launches will be outlined and planned within the 2016 fiscal year and the beginning of fiscal year 2016, once our financing is completed.  During the next 24 months following our 2015 year-end, we plan to work with our manufacturing partners to develop and finalize no less than two new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of July 2017.

In addition to attempting to achieve supply chain optimization by the beginning of January 2016, which we intend to result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. By the end of July 2016, we intend to achieve the 3 key milestones outlined above including: (1) entering into new growth markets, (2) optimizing our supply chain, and (3) launching new product lines in our new growth from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution from our traditional durable medical products businesses through existing wholesaler channels and from new products launched.

We have estimated that we will incur minimum expenses equal to $15,000 in the year following our July 31, 2015 year-end in order to maintain our business operations.  However, if we conduct a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $200,000 within the 12-month period following the Company’s 2015 year-end.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Web Development and Maintenance	$5,000.00
Legal/Accounting	$15,000.00
Computer hardware and software systems	$10,000.00
Advertising and Marketing	$130,000.00
General and administrative	$10,000.00
Salaries and Customer Service	$25,000.00
Telephone	$1,000.00
Travel	$4,000.00
Total Expenses	$200,000.00

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements.  The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our July 31, 2015 year-end.

The Company is currently negotiating financing in the amount of $200,000 to further the Company’s business operations.  Any capital raised will likely be through either a private placement or a convertible debenture and will likely result in the issuance of common shares from the Company’s authorized capital.

If we are able to complete a financing through a private offering for a minimum of $200,000 within the 12 month period following our July 31, 2015 year-end, we expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2015 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets in order to achieve improved margin of between 25-35%.  We will continue, however, to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products.

Results of Operations for the years ended July 31, 2015 and 2014

For the years ended July 31, 2015 and July 31, 2014, we had no sales.

Net loss was $67,551 for year ended July 31, 2015 and $72,080 for year ended July 31, 2014, respectively. The decrease in operating expenses was the sole contributing factor for the decreased loss during the year.

Operating expenses for the years ended July 31, 2015 and July 31, 2014 were $67,300 and $71,871, respectively. The operating expenses were primarily attributed to professional fees, rent and occupancy and consulting and management fees.

Professional fees

Professional fees for the year ended July 31, 2015 was $35,032 compared to $25,013 for the year ended July 31, 2014. The increase mainly represents legal charges,

Consulting and management fees

Consulting and management fees for the year ended July 31, 2015 was $20,000 compared to $24,000 for the year ended July 31, 2014. This mainly represents charge for the estimated shareholder services with a corresponding credit to additional paid-in capital. From the fourth quarter ended July 31, 2015, no such services were provided due to decrease in activities.

Rent and occupancy and office and general

During the years ended July 31, 2015 and 2014, the Company carried out its operations from premises sub-let from a shareholder.  The rent of this premises and other general and administrative expenses charged by the shareholder during the year ended July 31, 2015 was $8,400, $7,200 classified as rent and occupancy and $1,200 classified under office and general (July 31, 2014 was $16,800, $14,400 classified as rent and occupancy and $2,400 classified under office and general). The decrease in rent and occupancy and office and general expenses is due to decrease in activities.

During the years ended July 31, 2015 and 2014, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of July 31, 2015, we had working capital deficit of $129,892.

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $200,000 and a maximum of $500,000 in order to continue the introduction of the www.leadingmedicalproducts.com e-commerce site to the retail community and health care community.  To achieve our goals the Company expects to commit the majority of its funding to the advertising of the Company’s web site. There is no assurance that the Company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  We will likely to raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. The issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current stockholders. There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with various funders in the United States.

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

FINANCIAL STATEMENTS

JULY 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Advance Inc.

We have audited the accompanying balance sheets of Health Advance Inc. [the “Company”] as of July 31, 2015 and 2014 and the related statements of operations and comprehensive loss, stockholders' deficiency and cash flows for each of the years in the two-year period ended July 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

Richmond Hill, Ontario, Canada December 15, 2015	/s/ SRCO Professional Corporation CHARTERED ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

HEALTH ADVANCE INC.

BALANCE SHEETS

AS AT JULY 31,

(Expressed in United States Dollars)

	2015	2014
	$	$
ASSET
CURRENT ASSET
Cash	—	—
TOTAL ASSET	—	—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness	—	28
Accounts payable	50,618	40,594
Accrued liabilities	6,500	5,584
Advances from a shareholder (Note 5)	72,774	59,135
TOTAL LIABILITIES	129,892	105,341

STOCKHOLDERS' DEFICIENCY
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 6)
24,520,000 common stock as at July 31, 2015 and 2014	24,520	24,520
Additional paid-in capital	186,080	168,080
Common stock to be issued (Note 6)	67,500	42,500
Accumulated deficit	(407,992)	(340,441)
TOTAL STOCKHOLDERS' DEFICIENCY	(129,892)	(105,341)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	—	—

See accompanying notes

HEALTH ADVANCE INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

(Expressed in United States Dollars)

	Year ended	Year ended
	July 31,	July 31,
	2015	2014
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	35,032	25,013
Office and general	5,068	8,458
Rent and occupancy	7,200	14,400
Consulting and management fees	20,000	24,000
Total expenses	67,300	71,871

Foreign exchange loss	251	209
Loss before income taxes	(67,551)	(72,080)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE YEAR	(67,551)	(72,080)

Loss per common share, basic and diluted	(0.0028)	(0.0029)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

(Expressed in United States Dollars)

			Shares	Additional
	Common stock		to be issued	paid-in	Accumulated
	Shares	Amount	Amount	capital	deficit	Total
		$	$	$	$	$
As at July 31, 2013	24,520,000	24,520	36,500	144,080	(268,361)	(63,261)

Issuance of common stock for services	—	—	6,000	—	—	6,000

In-kind contribution of services	—	—	—	24,000	—	24,000

Net loss for the year	—	—	—	—	(72,080)	(72,080)
As at July 31, 2014	24,520,000	24,520	42,500	168,080	(340,441)	(105,341)

Issuance of common stock for cash	—	—	25,000	—	—	25,000

In-kind contribution of services	—	—	—	18,000	—	18,000

Net loss for the year	—	—	—	—	(67,551)	(67,551)
As at July 31, 2015	24,520,000	24,520	67,500	186,080	(407,992)	(129,892)

See accompanying notes

HEALTH ADVANCE INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

(Expressed in United States Dollars)

	Year ended	Year ended
	July 31,	July 31,
	2015	2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(67,551)	(72,080)

Adjustments for non-cash items
In-kind contribution of services	18,000	24,000

Net change in non-cash working capital balances:
Prepaid expenses	—	—
Accounts payable	10,024	11,205
Accrued liabilities	916	5,584
Net cash used in operating activities	(38,611)	(31,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(28)	28
Proceeds from issuance of common stock	25,000	6,000
Advances from a shareholder	13,639	24,737
Net cash provided by financing activities	38,611	30,765

Net decrease in cash during the year	—	(526)
Cash, beginning of year	—	526
Cash, end of year	—	—

See accompanying notes

HEALTH ADVANCE INC.

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2015

(Expressed in United States Dollars)

1.     NATURE OF OPERATIONS AND ORGANIZATION

Health Advance Inc. (the "Company" or "Health Advance") was incorporated in the State of Wyoming on April 14, 2010. The Company is an online retailer of home medical products with operations in Canada and the US.

2.     BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States Dollars (“USD”).

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

Cash

Cash includes cash on hand and balances with banks.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings or Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at July 31, 2015 and 2014.

HEALTH ADVANCE INC.

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2015

(Expressed in United States Dollars)

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

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and accounts payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instrument. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Concentration of Credit Risk

ASC 815-10 (formerly SFAS No. 105) Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentration.  The Company does not have significant off-balance-sheet risk or credit concentration.

HEALTH ADVANCE INC.

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2015

(Expressed in United States Dollars)

Foreign Currency Translation

The functional currency of the Company is USD. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. The translation gains and losses resulting from the changes in exchange rates are reported in accumulated other comprehensive gain (loss).

Stock-Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions and does not expect adoption to have a material impact on the financial statements.

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. This ASU will have no impact on the Company until it begins to generate revenue.

In June 2014, the FASB issued Accounting Standards Update ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.

HEALTH ADVANCE INC.

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2015

(Expressed in United States Dollars)

Recent Accounting Pronouncements (continued)

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments apply to all companies and are effective in annual periods ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments apply to all companies and are effective for public business entities in annual periods ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

5.     RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

a.

The Company recorded $7,200 and $14,400 as rent and occupancy expense charged by a shareholder for the years ended July 31, 2015 and 2014, respectively. The Company also recorded $1,200 and $2,400 as office and general expense charged by a shareholder in respect of certain administrative services for the years ended July 31, 2015 and 2014, respectively. In addition, the Company has recorded $18,000 and $24,000 as consulting expense charged by a shareholder for the years ended July 31, 2015 and 2014, respectively. These consulting charges have been debited to consulting and management fees with corresponding credit to additional paid in capital.

b.

Advances from a shareholder of the Company as at July 31, 2015 and 2014 were $72,774 and $59,135, respectively. These advances are non-interest bearing, unsecured and with no specific terms of repayment.

6.     STOCKHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at July 31, 2015, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at July 31, 2014 consisted of the following:

On April 14, 2010 the Company issued 14,000,000 shares of common stock at $0.0001 per share to the founding shareholder for a total cash proceeds of $1,400.

During fiscal 2011, the Company completed non-brokered private placements of 920,000 shares of common stock at $0.01 per share for a total cash proceeds of $9,200.

During fiscal 2011, the Company issued 6,500,000 common stock for legal, consulting and web design services and directors fees.  These services were valued at $0.01 per share.

HEALTH ADVANCE INC.

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2015

(Expressed in United States Dollars)

COMMON STOCK - ISSUED AND OUTSTANDING (continued)

On November 1, 2011 the Company issued 1,500,000 shares of common stock for professional services rendered.  These services were valued at $15,000.

On July 18, 2012 the Company issued 1,600,000 shares at $0.01 per share for a total cash proceeds of $16,000.

COMMON STOCK – TO BE ISSUED

The Company’s 6,790,000 common stock to be issued amounting to $67,500 as at July 31, 2015 consist of the following:

In November 2012, the Company agreed to issue 2,000,000 shares of common stock at an issue price of $0.005 per share for a total cash proceeds of $10,000.

In December 2012, the Company agreed to issue 1,000,000 shares of common stock valued at $0.01 per share for a total value of $10,000 for web design services and repairs.

In January 2013, the Company agreed to issue 500,000 shares of common stock valued at $0.01 per share for a total value of $5,000 for consulting services.

In March 2013, the Company agreed to issue 800,000 shares of common stock at an issue price of $0.01 per share for a total cash proceeds of $8,000.

In June 2013, the Company agreed to issue 350,000 shares of common stock at an issue price of $0.01 per share for a total cash proceeds of $3,500.

In October 2013, the Company agreed to issue 1,600,000 shares of common stock at an issue price of $0.0025 per share for a total cash proceeds of $4,000.

In April 2014, the Company agreed to issue 40,000 shares of common stock at an issue price of $0.05 per share for a total cash proceeds of $2,000.

In August 2014, the Company agreed to issue 500,000 shares of common stock at an issue price of $0.05 per share for a total cash proceeds of $25,000.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended July 31, 2015 and 2014, there were no interests or taxes paid by the Company.

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

HEALTH ADVANCE INC.

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2015

(Expressed in United States Dollars)

8.     INCOME TAXES (continued)

The Company has income tax losses available to be applied against future years’ income as a result of the losses incurred since inception.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 38% (2014: 38%) to income before provision for taxes as follows:

	2015	2014

Computed expected tax	$(25,669)	$(27,390)
Expenses not deductible for tax purposes	6,840	9,120
Tax losses available for carry forward	18,829	18,270
Provision for income taxes	$-	$-

The components of deferred income taxes, have been determined at the US federal statutory rate of 38% (2014: 38%) and are as follows:

	2015	2014

Deferred income tax assets:
Income tax losses available for carry forward	$90,437	$71,608
Valuation allowance	(90,437)	(71,608)
Deferred income taxes	$-	$-

As at July 31, 2015, the Company has approximately $237,992 (2014 - $188,442) of non-capital losses available to offset future taxable income. These losses are expected to expire by the year 2035.

9.     FINANCIAL INSTRUMENTS

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company is not significantly exposed to this risk as generally it does not have any significant amount of cash.

Currency Risk

The Company is exposed to financial risk related to the fluctuation of foreign exchange rates.   The Company's functional currency is U.S. dollars.  A significant change in the currency exchange rates between the U.S. dollar relative to the Canadian dollar could have an effect on the Company's results of operations, financial position and cash flows.  However, due to limited number of transactions, the Company is not exposed to this risk.

HEALTH ADVANCE INC.

NOTES TO THE FINANCIAL STATEMENTS

AS AT JULY 31, 2015

(Expressed in United States Dollars)

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

Fair Values

The Company's financial instruments consist of cash, bank indebtedness and accounts payable and accrued liabilities and advances from a stockholder.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

10.     SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to December 15, 2015, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there are no material subsequent events to report.

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

Report of Management on Internal Control over Financial Reporting (continued)

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

Changes in Internal Controls

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The details of our executive officers and directors are as follows:

NAME	AGE	POSITION

Jordan Starkman	45	President, Chief Financial Officer and Director

JORDAN STARKMAN, 45, President. Mr. Starkman brings over twenty years of experience in sales, financial consulting, and investor and client relations to the Health Advance team. He is a co-founder of Pay By the Day Company Inc. and was VP Operations from June 2003 prior to becoming President in January 2006. In addition to being President of Pay By The Day Company Inc., Mr. Starkman is the President of Rimrock Gold Corp (formerly Pay By The Day Holdings) and is a director of Pacific Green Technologies Inc., both of which are quoted on the OTCQB.  Mr. Starkman spends the majority of his time overseeing the operations of Rimrock Gold Corp., a junior mining/exploration company.  Prior to forming Pay By The Day Company Inc. in 2003, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics, and was President of Guardians of Gold from November 2005 to October 2011. Jordan has an extensive background in finance and business development. He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan also holds a BA in Statistics from the University of Western Ontario.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended July 31, 2015 and 2014 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals

Jordan Starkman	2015	$0	$0	$0	$0	$0	$0	$0	$0
President and Director	2014	0	0	0	0	0	0	0	0

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 24,520,000 shares of common stock issued and outstanding as of July 31, 2015.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2010, we issued 14,000,000 founder shares of common stock to Jordan Starkman pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The total purchase price of the Shares was $1,400.

The Company recorded $7,200 and $14,400 as rent and occupancy expense charged by a shareholder for the years ended July 31, 2015 and 2014, respectively. The Company also recorded $1,200 and $2,400 as office and general expense charged by a shareholder in respect of certain administrative services for the years ended July 31, 2015 and 2014, respectively. In addition, the Company has recorded $18,000 and $24,000 as consulting expense charged by a shareholder for the years ended July 31, 2015 and 2014, respectively. These consulting charges have been debited to consulting and management fees with corresponding credit to additional paid in capital.

Advances from a shareholder of the Company as at July 31, 2015 were $72,774 (2014 - $59,135).  These advances are non interest bearing, unsecured and with no specific terms of repayment.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended July 31, 2015 and 2014, we were billed approximately $12,500 for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended July 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees for the fiscal years ended July 31, 2015 and 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas of Nevada on December 15, 2015.

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

Name	Position	Date
/s/ Jordan Starkman	President, Chief Financial Officer and Director	December 15, 2015
Jordan Starkman	(Principal Executive Officer and Principal Financial Officer)