Form 10-Q
period 2015-10-31
Health Advance, Inc.
filed 2015-12-22
CIK 1531477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December 22, 2015, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

October 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.

CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

CONTENTS

PAGE-4	CONDENSED BALANCE SHEETS AS AT OCTOBER 31, 2015 (UNAUDITED) AND AS AT JULY 31, 2015 (AUDITED)

PAGE-5	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)

PAGE-6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)

PAGE-7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.

CONDENSED BALANCE SHEETS

AS AT OCTOBER 31, 2015 (UNAUDITED) AND JULY 31, 2015 (AUDITED)

(Expressed in United States Dollars)

	October 31, 2015	July 31, 2015
	$	$

ASSET
CURRENT ASSET
Cash	—	—
TOTAL ASSET	—	—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	58,449	50,618
Accrued liabilities	4,075	6,500
Advances from a shareholder (Note 4)	73,804	72,774
TOTAL LIABILITIES	136,328	129,892

STOCKHOLDERS' DEFICIENCY
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 7)
24,520,000 common stock as at October 31, 2015 and July 31, 2015	24,520	24,520
Additional paid-in capital	186,080	186,080
Common stock to be issued (Note 7)	67,500	67,500
Accumulated deficit	(414,428)	(407,992)
TOTAL STOCKHOLDERS' DEFICIENCY	(136,328)	(129,892)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	—	—

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)

(Expressed in United States Dollars)

	Three months ended October 31, 2015	Three months ended October 31, 2014
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	5,406	12,389
Office and general	1,030	1,809
Rent and occupancy	—	3,600
Consulting and management fees	—	6,000
Total expenses	6,436	23,798

Foreign exchange loss	—	251
Loss before income taxes	(6,436)	(24,049)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(6,436)	(24,049)

Loss per common share, basic and diluted	(0.0003)	(0.0010)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)

(Expressed in United States Dollars)

	Three months ended October 31, 2015	Three months ended October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(6,436)	(24,049)

Adjustments for non-cash items
In-kind contribution of services	—	6,000

Net change in non-cash working capital balances:
Accounts payable	7,831	(6,615)
Accrued liabilities	(2,425)	—
Net cash used in operating activities	(1,030)	(24,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	—	(28)
Proceeds from issuance of common stock	—	25,000
Advances from a shareholder	1,030	(295)
Net cash provided by financing activities	1,030	24,677

Net decrease in cash during the period	—	13
Cash, beginning of period	—	—
Cash, end of period	—	13

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Health Advance Inc. (the “Company” or “Health Advance”) was incorporated on April 14, 2010 in the State of Wyoming. The Company is an online retailer of home medical products with operations in Canada and the United States of America (“USA”).

2.	BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer the financial statements and footnotes thereto included in the Company’s annual report on Form 10K for the year ended July 31, 2015.

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

a.

The Company recorded nil and $3,600 as rent and occupancy expense charged by a shareholder for the three months ended October 31, 2015 and 2014 respectively. The Company also recorded nil and $600 as office and general expenses charged by a shareholder in respect of certain administrative services for the three months ended October 31, 2015 and 2014. In addition, the Company has recorded nil and $6,000 as consulting expense charged by a shareholder for the three months ended October 31, 2015 and 2014. These consulting charges were debited to consulting and management fees with corresponding credit to additional paid in capital. No consulting expenses were charged by the shareholder during the three months ended October 31, 2015 due to decrease in activities.

b.

Advances from a shareholder of the Company as at October 31, 2015 and July 31, 2015 were $73,804 and $72,774, respectively. These advances are non-interest bearing, unsecured and with no specific terms of repayment.

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

5.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after August 1, 2016. The Company will prospectively apply the guidance to applicable transactions and does not expect adoption to have a material impact on the financial statements.

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

In June 2014, the FASB issued Accounting Standards Update ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively.

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

6.	LOSS PER SHARE

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at October 31, 2015.

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

7.	STOCKHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at October 31, 2015, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at October 31, 2015 consisted of the following:

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

COMMON STOCK – TO BE ISSUED

The Company’s 6,790,000 common stock to be issued amounting to $67,500 as at October 31, 2015 consist of the following:

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

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 (UNAUDITED)

(Expressed in United States Dollars)

8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2015, and 2014, there were no interest or taxes paid by the Company.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to December 22, 2015, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there are no material subsequent events to report.

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

From inception to October 31, 2015 we have incurred a net loss of $414,428.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

In the fiscal year 2016, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies. Our growth plan is to generate operating revenues during fiscal years 2016-2017.

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

In our key growth areas we plan to focus on reducing and concentrating the number of product SKUs in each growth category in order to create leverage with our supply chain across selected relationships with respiratory, diabetes, ostomy and mastectomy suppliers.  These new direct-from-manufacturer programs will primarily be drop ship programs and will essentially result in no new product inventory risks.  They will be predominantly product substitution strategies where direct manufacturers carry the inventory risk in order to get shelf space within our business to consumer e-commerce property www.leadingmedicalproducts.com and other sales channels.  These programs will be based on committed but non-binding contracted volume from us with each manufacturer, but where the manufacturer still carries the inventory, marketing investment, and the majority of the time continues to handle drop shipments direct to our customers and sales channels.

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

We expect that these new product launches will be outlined and planned within the 2016 fiscal year and the beginning of fiscal year 2017, once our financing is completed.  During the next 24 months following our 2015 year-end, we plan to work with our manufacturing partners to develop and finalize no less than two new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of 2016 fiscal year.

In addition to attempting to achieve supply chain optimization by the beginning of fiscal year 2017, which we intend to result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. By the end of July 2017, we intend to achieve the 3 key milestones outlined above including: (1) entering into new growth markets, (2) optimizing our supply chain, and (3) launching new product lines in our new growth from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution from our traditional durable medical products businesses through existing wholesaler channels and from new products launched.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We have estimated that we will incur minimum expenses equal to $75,000 in the year following our July 31, 2015 year-end in order to maintain our business operations.  However, if we conduct a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $200,000 within the 12-month period following the Company’s 2015 year-end.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

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

Results of Operations

For the three months ended October 31, 2015 and 2014

For the three months ended October 31, 2015 and 2014 we did not have any sales. The Company has launched a new e-commerce platform, leadingmedicalproducts.com. The site features a new vibrant design with a fresh look, and offers quick and easy access to essential product information that provides a more comprehensive understanding of the Company’s product lines. In addition, the Company has not been successful in completing the required financing to begin its advertising campaign. We expect to generate increased sales once our advertising campaign begins.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating expenses for the three months ended October 31, 2015 were $6,436 as compared to $23,798 for the three months ended October 31, 2014. The decrease is primarily due to the fact that in the previous period, the Company recorded $6,000 as consulting expense, $3,600 as rent and occupancy and $1,200 as office and general expenses charged by a shareholder and no such services were charged by the shareholder during the current quarter ended October 31, 2015 due to decrease in activities. Moreover, professional expenses (consulting fee and website design fee) were also booked during the quarter ended October 31, 2014. There were no such expenses during the quarter ended October 31, 2015.

During the three months ended October 31, 2015 and 2014, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of October 31, 2015, we had nil cash balance and a working capital deficit of $136,328.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after August 1, 2016. The Company will prospectively apply the guidance to applicable transactions and does not expect adoption to have a material impact on the financial statements.

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

In June 2014, the FASB issued Accounting Standards Update ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not required for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2014, the Company agreed to issue 500,000 common stock valued at $0.05 per share against cash proceeds of $25,000.

The above proceeds were used to fund operations as discussed in our Plan of Operations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Health Advance, Inc.

By:	/s/ Jordan Starkman
Jordan Starkman

President, Chief Executive Officer, Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated: December 22, 2015