Form 10-Q
period 2016-01-31
Health Advance, Inc.
filed 2016-03-21
CIK 1531477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 21, 2016, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

January 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.

CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2016

CONTENTS

PAGE-4	CONDENSED BALANCE SHEETS AS AT JANUARY 31, 2016 (UNAUDITED) AND AS AT JULY 31, 2015 (AUDITED)

PAGE-5 & 6	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

PAGE-7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

PAGE-8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.

CONDENSED BALANCE SHEETS

AS AT JANUARY 31, 2016 (UNAUDITED) AND JULY 31, 2015 (AUDITED)

(Expressed in United States Dollars)

	January 31, 2016	July 31, 2015
	$	$
ASSET
CURRENT ASSET
Cash	—	—
TOTAL ASSET	—	—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	55,699	50,618
Accrued liabilities	4,075	6,500
Advances from a stockholder (Note 5)	88,666	72,774
TOTAL LIABILITIES	148,440	129,892

STOCKHOLDERS' DEFICIENCY
Authorized:
500,000,000 common stock, par value $0.001 Issued and outstanding: (Note 7) 24,520,000 common stock as at January 31, 2016 and July 31, 2015	24,520	24,520
Additional paid-in capital	186,080	186,080
Common stock to be issued (Note 7)	67,500	67,500

Accumulated deficit	(426,540)	(407,992)

TOTAL STOCKHOLDERS' DEFICIENCY	(148,440)	(129,892)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	—	—

 See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

(Expressed in United States Dollars)

	Three months ended January 31, 2016	Three months ended January 31, 2015
	$	$
SALES	—	—

COST OF SALES	—	—
GROSS PROFIT	—	—

EXPENSES
Professional fees	10,707	9,977
Office and general	1,405	1,369
Rent and occupancy	—	3,600
Consulting and management fees	—	6,000
Total expenses	12,112	20,946

Foreign exchange loss	—	—
Loss before income taxes	(12,112)	(20,946)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(12,112)	(20,946)

Loss per common share, basic and diluted	(0.0005)	(0.0009)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

(Expressed in United States Dollars)

	Six months ended January 31, 2016	Six months ended January 31, 2015
	$	$
SALES	—	—

COST OF SALES	—	—
GROSS PROFIT	—	—

EXPENSES
Professional fees	16,113	22,366
Office and general	2,435	3,178
Rent and occupancy	—	7,200
Consulting and management fees	—	12,000
Total expenses	18,548	44,744

Foreign exchange loss	—	251
Loss before income taxes	(18,548)	(44,995)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(18,548)	(44,995)

Loss per common share, basic and diluted	(0.0008)	(0.0019)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

(Expressed in United States Dollars)

	Six months ended January 31, 2016	Six months ended January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(18,548)	(44,995)

Adjustments for non-cash items
In-kind contribution of services	—	12,000

Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	2,656	1,068
Net cash used in operating activities	(15,892)	(31,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	—	(28)
Proceeds from issuance of common stock	—	25,000
Advances from a stockholder	15,892	6,955
Net cash provided by financing activities	15,892	31,927

Net change in cash during the period	—	—
Cash, beginning of period	—	—
Cash, end of period	—	—

Cash paid for interest	—	—
Cash paid for taxes	—	—

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016 (UNAUDITED)

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Health Advance Inc. (the “Company” or “Health Advance”) was incorporated on April 14, 2010 in the State of Wyoming. The Company is an online retailer of home medical products with operations in Canada and the United States of America (“USA”).

2.	BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the USA for interim financial information and the SEC instructions to Form 10Q. Accordingly, they do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ended July 31, 2015.

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

a.

During the three and six months ended January 31, 2016, the Company was charged $nil and $nil respectively, as rent and occupancy charges (three and six months ended January 31, 2015: $3,600 and $7,200 respectively).

In addition, during the three and six months ended January 31, 2016, the Company was charged $nil and $nil respectively, as consulting and management fees (three and six months ended January 31, 2015: $6,000 and $12,000 respectively).

b.

Advances from a shareholder of the Company as at January 31, 2016 and July 31, 2015 were $88,666 and $72,774, respectively. These advances are non-interest bearing, unsecured and with no specific terms of repayment.

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016 (UNAUDITED)

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

In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance is effective January 1, 2018, with the cumulative effect adjustment from initially applying the new guidance recognized in the Statement of Financial Position as of the beginning of the year of adoption. We do not expect the adoption to have a material impact on our financial statements.

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016 (UNAUDITED)

(Expressed in United States Dollars)

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We have evaluated the new standard and it will not have an impact to the financial statements once implemented.

6.	LOSS PER SHARE

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at January 31, 2016 and July 31, 2015.

7.	STOCKHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at January 31, 2016, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at January 31, 2016 consisted of the following:

On April 14, 2010 the Company issued 14,000,000 shares of common stock at $0.0001 per share to the founding stockholder for a total cash proceeds of $1,400.

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

COMMON STOCK – TO BE ISSUED

The Company’s 6,790,000 common stock to be issued amounting to $67,500 as at January 31, 2016 consist of the following:

In November 2012, the Company agreed to issue 2,000,000 shares of common stock at an issue price of $0.005 per share for a total cash proceeds of $10,000.

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016 (UNAUDITED)

(Expressed in United States Dollars)

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

In April 2014, the Company agreed to issue 40,000 shares of common stock at an issue price of $0.05 per share for a total cash proceeds of $2,000.

In August 2014, the Company agreed to issue 500,000 shares of common stock at an issue price of $0.05 per share for a total cash proceeds of $25,000.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended January 31, 2016, and 2015, there were no interest or taxes paid by the Company.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 21, 2016, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there are no material subsequent events to report.

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

From inception to January 31, 2016 we have incurred a net loss of $426,540.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We also intend to launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of Leading medical products. We expect to replace and expand any existing major wholesaler relationships we currently work with by fiscal years 2015-2016. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets. We intend to continue to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products. No steps have been taken thus far to secure customers for our products.

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

Results of Operations

For the three and six months ended January 31, 2016 and 2015

For the three and six months ended January 31, 2016 and 2015 we did not have any sales. The Company has launched a new e-commerce platform, leadingmedicalproducts.com. The site features a new vibrant design with a fresh look, and offers quick and easy access to essential product information that provides a more comprehensive understanding of the Company’s product lines. In addition, the Company has not been successful in completing the required financing to begin its advertising campaign. We expect to generate increased sales once our advertising campaign begins.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating expenses for the three and six months ended January 31, 2016 were $12,112 and $18,548 respectively, as compared to $20,946 and $44,995 for the three and six months ended January 31, 2015, respectively.

During the three and six months ended January 31, 2016, we recorded $10,707 and $16,113 respectively, as professional fee (three and six months ended January 31, 2015, $9,977 and $22,366 respectively) $nil and $nil as consulting and management fee (three and six months ended January 31, 2015, $6,000 and $12,000, respectively), $nil and $nil as rent and occupancy (three and six months ended January 31, 2015, $3,600 and $7,200, respectively) and $1,405 and $2,435 respectively, as office and general expenses (three and six months ended January 31, 2015, $1,369 and $3,178 respectively) due to decrease in activities.

Moreover, professional expenses (consulting fee and website design fee) were also booked during the quarter ended January 31, 2015. There were no such expenses during the quarter and six months ended January 31, 2016.

During the three and six months ended January 31, 2016 and 2015, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of January 31, 2016, we had nil cash balance and a working capital deficit of $148,440

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

We anticipate that our fixed costs made up of legal and accounting and general and administrative expenses for the next 12 months will total approximately $25,000. Legal and accounting expenses of $15,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s additional financing, net sales and if needed, an advance from our officer and director, Jordan Starkman. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $175,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

In June 2014, the FASB issued Accounting Standards Update ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 21, 2016