Form 10-Q
period 2016-04-30
Health Advance, Inc.
filed 2016-07-13
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of July 13, 2016, there were 24,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

April 30, 2016

PART I –FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.

CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2016

CONTENTS

PAGE-4	CONDENSED BALANCE SHEETS AS AT APRIL 30, 2016 (UNAUDITED) AND AS AT JULY 31, 2015 (AUDITED)

PAGE-5 & 6	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2016 AND 2015 (UNAUDITED)

PAGE-7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2016 AND 2015 (UNAUDITED)

PAGE-8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.
CONDENSED BALANCE SHEETS
AS AT APRIL 30, 2016 (UNAUDITED) AND JULY 31, 2015 (AUDITED)
(Expressed in United States Dollars)

	April 30,	July 31,
	2016	2015
	$	$
ASSET
CURRENT ASSET
Cash	—	—
TOTAL ASSET	—	—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	57,062	50,618
Accrued liabilities	2,575	6,500
Advances from a shareholder (Note 4)	94,879	72,774
TOTAL LIABILITIES	154,516	129,892

STOCKHOLDERS' DEFICIENCY
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 6)
24,520,000 common stock as at April 30, 2016 and July 31, 2015	24,520	24,520
Additional paid-in capital	186,080	186,080
Common stock to be issued (Note 6)	67,500	67,500
Accumulated deficit	(432,616)	(407,992)
TOTAL STOCKHOLDERS' DEFICIENCY	(154,516)	(129,892)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	—	—

See accompanying notes

HEALTH ADVANCE INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND 2015 (UNAUDITED)
(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2016	2015
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	5,399	7,463
Office and general	677	715
Consulting and management fees	—	8,000
Total expenses	6,076	16,178

Foreign exchange loss	—	—
Loss before income taxes	(6,076)	(16,178)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(6,076)	(16,178)

Loss per common share, basic and diluted (Note 6)	(0.0002)	(0.0007)

Weighted average number of
common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED APRIL 30, 2016 AND 2015 (UNAUDITED)
(Expressed in United States Dollars)

	Nine months	Nine months
	ended	ended
	April 30,	April 30,
	2016	2015
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	21,512	29,829
Office and general	3,112	3,893
Rent and occupancy	—	7,200
Consulting and management fees	—	20,000
Total expenses	24,624	60,922

Foreign exchange loss	—	251
Loss before income taxes	(24,624)	(61,173)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(24,624)	(61,173)

Loss per common share, basic and diluted (Note 6)	(0.0010)	(0.0025)

Weighted average number of
common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2016 AND 2015 (UNAUDITED)
(Expressed in United States Dollars)

	Nine months	Nine months
	ended	ended
	April 30,	April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(24,624)	(61,173)

Adjustments for non-cash items
Common stock issued for services	—	—
In-kind contribution of services	—	20,000

Net change in non-cash working capital balances:
Accounts payable	(3,925)	—
Accrued liabilities	6,444	8,353
Net cash used in operating activities	(22,105)	(32,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	—	(28)
Proceeds from issuance of common stock	—	23,000
Advances from a shareholder	22,105	9,848
Net cash provided by financing activities	22,105	32,820

Net decrease in cash during the period	—	—
Cash, beginning of period	—	—
Cash, end of period	—	—

See accompanying notes

HEALTH ADVANCE INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2016 (UNAUDITED)
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

a.
During the three and nine months ended April 30, 2016, the Company was charged $nil and $nil respectively, as rent and occupancy charges (three and nine months ended April 30, 2015: $nil and $7,200 respectively).  In addition, during the three and nine months ended April 30, 2016, the Company was charged $nil and $nil respectively, as consulting and management fees (three and nine months ended April 30, 2015: $6,000 and $18,000 respectively).  During the fiscal year 2016, the shareholder decided to discontinue charging rent and consultancy fees due to minimal activities in the Company.

b.
Advances from a shareholder of the Company as at April 30, 2016 and July 31, 2015 were $94,879 and $72,774, respectively. These advances are non-interest bearing, unsecured and with no specific terms of repayment.

HEALTH ADVANCE INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2016 (UNAUDITED)
(Expressed in United States Dollars)

5.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In March 2016, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows.
The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on Company’s financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on its financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on its financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intend to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on its financial position and/or results of operations.

In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. The Company has not yet selected a transition method nor have we determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

HEALTH ADVANCE INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2016 (UNAUDITED)
(Expressed in United States Dollars)

6.	LOSS PER SHARE

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at April 30, 2016 and July 31, 2015.

7.	STOCKHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at April 30, 2016, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at April 30, 2016 consisted of the following:

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
FOR THE THREE MONTHS ENDED APRIL 30, 2016 (UNAUDITED)
(Expressed in United States Dollars)

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

During the nine months ended April 30, 2016, and 2015, there were no interest or taxes paid by the Company.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 13, 2016, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there are no material subsequent events to report.

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

From inception to April 30, 2016 we have incurred a net loss of $432,616.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current business operation.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of shares of common stock from the Company’s authorized capital.  In addition, the Company is also seeking acquisitions within the health space as a means to grow the Company.

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

In the fiscal year 2016 and continuing into fiscal year 2017, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies. Our growth plan is to generate operating revenues during fiscal years 2016-2017.

We plan to complete a financing in the fiscal years 2016-2017. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We also intend to launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of www.leadingmedicalproducts. We expect to replace and expand any existing major wholesaler relationships we currently work with by fiscal years 2016-2017. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets. We intend to continue to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products. No steps have been taken thus far to secure customers for our products.

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

We expect that these new product launches will be outlined and planned within the 2017 fiscal year once our financing is completed.  During the next 24 months following our 2016 year-end, we plan to work with our manufacturing partners to develop and finalize no less than two new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of fiscal year 2017.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of 2017 fiscal year.

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

We have estimated that we will incur minimum expenses equal to $75,000 in the year following our July 31, 2016 year-end in order to maintain our business operations.  However, if we conduct a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $200,000 within the 12-month period following the Company’s 2016 year-end.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Web Development and Maintenance	$5,000
Legal/Accounting	$15,000
Computer hardware and software systems	$10,000
Advertising and Marketing	$130,000
General and administrative	$10,000
Salaries and Customer Service	$25,000
Telephone	$1,000
Travel	$4,000
Total Expenses	$200,000

The above represents managements’ best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our July 31, 2016 year-end.

The Company is currently negotiating financing in the amount of $200,000 to further the Company’s business operations.  Any capital raised will likely be through either a private placement or a convertible debenture and will likely result in the issuance of common shares from the Company’s authorized capital.

If we are able to complete a financing through a private offering for a minimum of $200,000 within the 12 month period following our July 31, 2016 year-end, we expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of July 31, 2017 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets in order to achieve improved margin of between 25-35%.  We will continue, however, to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products.  In addition, the Company is also seeking acquisitions within the health space as a means to grow the Company.

Results of Operations

For the three and nine months ended April 30, 2016 and 2015

For the three and nine months ended April 30, 2016 and 2015 we did not have any sales. The Company has launched a new e-commerce platform, leadingmedicalproducts.com. The site features a new vibrant design with a fresh look, and offers quick and easy access to essential product information that provides a more comprehensive understanding of the Company’s product lines. In addition, the Company has not been successful in completing the required financing to begin its advertising campaign and promotion of www.leadingmedicalproducts.com. We expect to generate increased sales once our advertising campaign begins.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating expenses for the three and nine months ended April 30, 2016 were $6,076 and $24,624 respectively, as compared to $16,178 and $60,922 for the three and nine months ended April 30, 2015, respectively.

During the three and nine months ended April 30, 2016, we recorded $5,399 and $21,512 respectively, as professional fees (three and nine months ended April 30, 2015, $7,463 and $29,829 respectively) and $677 and $3,112 respectively, as office and general expenses (three and nine months ended April 30, 2015, $715 and $3,893 respectively).  During the three and six months ended April 30, 2016, the Company did not record any expense relating to rent and occupancy and consulting and management fees due to decrease in activities.  During the fiscal year 2016, the shareholder decided to discontinue charging rent and consultancy fees due to minimal activities in the Company.

During the three and nine months ended April 30, 2016 and 2015, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of April 30, 2016, we had nil cash balance and a working capital deficit of $154,516.

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

Recently Issued Accounting Standards

As explained in notes to the condensed financial statements, the Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No recent sales of equity securities.

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

Dated: July 13, 2016