Form 10-K
period 2016-07-31
Health Advance, Inc.
filed 2016-11-29
CIK 1531477

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

As of November 29, 2016, the registrant had 24,520,000 shares issued and outstanding.

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

2 | Page

3 | Page

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

4 | Page

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

5 | Page

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

6 | Page

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

Ostomy Products

An ostomy is a surgically created opening in the body, which allows body fluids or excrement to escape into a collection device.  Product focus areas including two piece, drainable pouches, cohesive seals, skin barrier protective products, irrigation products, tapes, adhesives and deodorants and accessories.  Ostomy and Incontinence products market is expected to reach $11.2 billion by 2017, according to Global Industry Analysts.

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

7 | Page

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

8 | Page

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

Returns

We have a general set of standards we use to manage our returns process.  Returns are accepted for the full product credit if received at our vendors warehouse within 30 days form the date of purchase.  After 30 days, a minimum restocking fee of 15% will be applied to all returns.  Merchandise returns are not accepted after 60 days from the date of purchase.  Shipping cost refunds will not include reimbursing of the original shipping fees.  The return process begins by calling our 1-800-854-7970 number or sending an email to info@healthadvanceinc.com.  Return without an authorized number or an expired authorization number will not be accepted.  Return merchandise must be in the same unit of measure as originally purchased. Refunds will not be granted for merchandise unsuitable for resale.

9 | Page

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

Payment Handling

We accept payments today on a cash and carry basis that means we do not accept or process Medicare or Medicaid payments.  For our website business, Health Advance is setting up a merchant account and processes American Express, Visa, MasterCard, and Discover through the merchant service provider Merchant Warehouse, Inc., and has set up a Paypal account.

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

10 | Page

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

Employees

As of July 31, 2016, we had two part-time consultants to the Company.

11 | Page

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

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be approximately $500,000. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to implement our plan of operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. During the year ended July 31, 2016 we have incurred a net loss of $29,503 and have an accumulated deficit of $437,495as of July 31, 2016. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

12 | Page

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

13 | Page

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

14 | Page

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

Holders

As of the July 31, 2016, we had 39 stockholders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the fiscal year ended July 31, 2016, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

ITEM 6.         SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

15 | Page

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

During the year ended July 31, 2016 we have incurred a net loss of $29,503 and have an accumulated deficit of $437,495 as of July 31, 2016. The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

In the fiscal year of 2017, we plan to build our business across four key product categories including: (1) respiratory, (2) diabetes, (3) ostomy, and (4) mastectomy supplies.  Our growth plan is to achieve net revenues within the first 12 months following our July 31, 2016 year–end.

We plan to complete a financing in the fiscal year of 2017.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

If we are able to obtain financing, we plan to implement both online and offline marketing and customer engagement campaigns for both our traditional durable medical products and our four key product areas mentioned above. We intend to target consumers with on-line marketing, and businesses, including various senior care facilities, with direct mail, telemarketing and flyer campaigns. Initially, we will target small to medium size facilities. We also intend to launch our direct mail onsite flyer campaigns and outbound calling campaigns in unison to increase the frequency and awareness of Leadingmedicalproducts. We expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2016 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets.  We intend to continue to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products. No steps have been taken thus far to secure customers for our products.

16 | Page

The Company expects to start preparing for an online marketing campaign our financing has secured.  The Company has a relationship with AGS Cybertech located in India who will manage and coordinate all of our online marketing efforts.  The campaign will include internet banner ads, search engine optimization, and social media optimization.  All banner advertising will be strategically placed with various click per view programs as part of our overall sales and marketing plan.

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

We expect that these new product launches will be outlined and planned within the 2017 fiscal year and the beginning of fiscal year 2018, once our financing is completed.  During the next 24 months following our 2016 year-end, we plan to work with our manufacturing partners to develop and finalize no less than two new product lines within each core product group for respiratory, diabetes, ostomy and mastectomy supplies and launch them by the second half of year 2.  Together with our manufacturer partners we intend to develop and test market and then finalize our packaging and product features and licensing requirements by the end of July 2018.

In addition to attempting to achieve supply chain optimization by the beginning of January 2018, which we intend to result in reduced overall cost of goods, we also plan to drive top line growth with a major marketing initiative for new products. No formal products have been discussed as of yet. By the end of July 2018, we intend to achieve the 3 key milestones outlined above including: (1) entering into new growth markets, (2) optimizing our supply chain, and (3) launching new product lines in our new growth from existing product line sales in growth markets for respiratory, diabetes, ostomy and mastectomy supplies through a margin optimized supply chain; a contribution from our traditional durable medical products businesses through existing wholesaler channels and from new products launched.

We have estimated that we will incur minimum expenses equal to $15,000 in the year following our July 31, 2016 year-end in order to maintain our business operations.  However, if we conduct a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $500,000 within the 12-month period following the Company’s 2016 year-end.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Web Development and Maintenance	$10,000.00
Legal/Accounting	$25,000.00
Computer hardware and software systems	$10,000.00
Advertising and Marketing	$325,000.00
General and administrative	$30,000.00
Salaries and Customer Service	$90,000.00
Telephone	$2,000.00
Travel	$8,000.00
Total Expenses	$500,000.00

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

17 | Page

The Company is currently negotiating financing in the amount of $500,000 to further the Company’s business operations.  Any capital raised will likely be through either a private placement or a convertible debenture and will likely result in the issuance of common shares from the Company’s authorized capital.

If we are able to complete a financing through a private offering for a minimum of $500,000 within the 12 month period following our July 31, 2016 year-end, we expect to replace and expand any existing major wholesaler relationships we currently work with by the beginning of year two following our July 31, 2016 year-end. Further, during this expected time frame, we plan to establish direct-from-manufacturer programs for our four key growth markets in order to achieve improved margin of between 25-35%.  We will continue, however, to run our durable medical products business through the existing wholesaler relationships given the large range of product SKUs in the durable medical product category where we carry no less than a selection of nearly 2,000 products.

Results of Operations for the years ended July 31, 2016 and 2015

For the years ended July 31, 2016 and July 31, 2015, we had no sales.

Net loss was $29,503 for year ended July 31, 2016 and $67,551 for year ended July 31, 2015, respectively. The decrease in operating expenses from consulting fees was the sole contributing factor for the decreased loss during the year.

Operating expenses for the years ended July 31, 2016 and July 31, 2015 were $29,503 and $67,300, respectively. The operating expenses were primarily attributed to professional fees and general expenses.

Professional fees

Professional fees for the year ended July 31, 2016 was $25,136 compared to $35,032 for the year ended July 31, 2015. The expenses mainly represent legal charges and the professional fees from auditors.

Consulting and management fees

Consulting and management fees for the year ended July 31, 2016 was $nil compared to $20,000 for the year ended July 31, 2015. This mainly represented charge for the estimated shareholder services with a corresponding credit to additional paid-in capital. From the current year no such services were provided by the shareholder due to lack of financing in the Company.

Rent and occupancy and office and general

During the year ended July 31, 2016, the shareholder decided to discontinue charging rent and consultancy fees due to lack of financing in the Company.

During the year ended July 31, 2015, the Company carried out its operations from premises sub-let from a shareholder. The rent of this premises and other general and administrative expenses charged by the shareholder during the year ended July 31, 2015 was $8,400, $7,200 classified as rent and occupancy and $1,200 classified under office and general. The decrease in rent and occupancy and office and general expenses is due to lack of financing in the Company.

During the years ended July 31, 2016 and 2015, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of July 31, 2016, we had working capital deficit of $159,395 (July 31, 2015: $129,892).

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $500,000 and a maximum of $1,000,000 in order to continue the introduction of thewww.leadingmedicalproducts.com e-commerce site to the retail community and health care community.  To achieve our goals the Company expects to commit the majority of its funding to the advertising of the Company’s web site. There is no assurance that the Company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  We will likely to raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. The issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current stockholders. There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with various funders in the United States.

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

18 | Page

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

19 | Page

 ITEM 8.         FINANCIAL STATEMENTS

HEALTH ADVANCE INC.
FINANCIAL STATEMENTS
JULY 31, 2016

20 | Page

SRCO Professional Corporation Chartered Professional Accountants Licensed Public Accountants
Park Place Corporate Centre 15 Wertheim Court, Suite 409 Richmond Hill, ON L4B7
Tel: 905 882 9500 & 416 671 7292 Fax: 905 882 9580 Email: info@srco.ca www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Advance Inc.

We have audited the accompanying balance sheets of Health Advance Inc. [the “Company”] as of July 31, 2016, and 2015 and the related statements of operations and comprehensive loss, stockholders' deficiency and cash flows for each of the years in the two-year period ended July 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2016, and 2015 and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

Richmond Hill, Ontario, Canada November 29, 2016	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

21 | Page

HEALTH ADVANCE INC.
BALANCE SHEETS
AS AT JULY 31,
(Expressed in United States Dollars)

	2016	2015
	$	$
ASSET
CURRENT ASSET
Cash	—	—
TOTAL ASSET	—	—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness	—	—
Accounts payable	58,353	50,618
Accrued liabilities	2,500	6,500
Advances from a shareholder (Note 5)	98,542	72,774
TOTAL LIABILITIES	159,395	129,892

STOCKHOLDERS' DEFICIENCY
Authorized:
500,000,000 common stock, par value $0.001
Issued and outstanding: (Note 6)
24,520,000 common stock as at July 31, 2016 and 2015	24,520	24,520
Additional paid-in capital	186,080	186,080
Common stock to be issued (Note 6)	67,500	67,500
Accumulated deficit	(437,495)	(407,992)
TOTAL STOCKHOLDERS' DEFICIENCY	(159,395)	(129,892)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	—	—

See accompanying notes

22 | Page

HEALTH ADVANCE INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015
(Expressed in United States Dollars)

	Year ended	Year ended
	July 31,	July 31,
	2016	2015
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	25,136	35,032
Office and general	4,367	5,068
Rent and occupancy		7,200
Consulting and management fees		20,000
Total expenses	29,503	67,300

Foreign exchange loss	—	251
Loss before income taxes	(29,503)	(67,551)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE YEAR	(29,503)	(67,551)

Loss per common share, basic and diluted	(0.0012)	(0.0028)

Weighted average number of common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

23 | Page

HEALTH ADVANCE INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED JULY 31, 2016 AND 2015
(Expressed in United States Dollars)

			Shares	Additional
	Common stock		to be issued	paid-in	Accumulated
	Shares	Amount	Amount	capital	deficit	Total
		$	$	$	$	$
As at July 31, 2014	24,520,000	24,520	42,500	168,080	(340,441)	(105,341)

Issuance of common stock for services	—	—	25,000	—	—	25,000

In-kind contribution of services	—	—	—	18,000	—	18,000

Net loss for the year	—	—	—	—	(67,551)	(67,551)
As at July 31, 2015	24,520,000	24,520	67,500	186,080	(407,992)	(129,892)

Net loss for the year					(29,503)	(29,503)
As at July 31, 2016	24,520,000	24,520	67,500	186,080	(437,495)	(159,395)

See accompanying notes

24 | Page

HEALTH ADVANCE INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015
(Expressed in United States Dollars)

	Year ended	Year ended
	July 31,	July 31,
	2016	2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(29,503)	(67,551)

Adjustments for non-cash items
In-kind contribution of services	—	18,000

Net change in non-cash working capital balances:
Prepaid expenses	—	—
Accounts payable	7,735	10,024
Accrued liabilities	(4,000)	916
Net cash used in operating activities	(25,768)	(38,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	—	(28)
Proceeds from issuance of common stock	—	25,000
Advances from a shareholder	25,768	13,639
Net cash provided by financing activities	25,768	38,611

Net decrease in cash during the year	—	—
Cash, beginning of year	—	—
Cash, end of year	—	—

Cash paid for interest	—	—

Cash paid for taxes	—	—

See accompanying notes

25 | Page

HEALTH ADVANCE INC.
NOTES TO THE FINANCIAL STATEMENTS
AS AT JULY 31, 2016

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

3.     GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses since inception and as at July 31, 2016 has an accumulated deficit of $437,495 (2015: $407,992) and working capital deficiency of $159,395 (2015: $129,892) and the ability of the Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing (also refer Note 10). Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they become due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

26 | Page

HEALTH ADVANCE INC.
NOTES TO THE FINANCIAL STATEMENTS
AS AT JULY 31, 2016

Earnings or Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at July 31, 2016 and 2015.

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

27 | Page

HEALTH ADVANCE INC.
NOTES TO THE FINANCIAL STATEMENTS
AS AT JULY 31, 2016

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

28 | Page

HEALTH ADVANCE INC.
NOTES TO THE FINANCIAL STATEMENTS
AS AT JULY 31, 2016

Recent Accounting Pronouncements (continued)

The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the financial position and/or results of operations.

5.     RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

a.
The Company recorded $nil and $7,200 as rent and occupancy expense charged by a shareholder for the years ended July 31, 2016 and 2015, respectively. The Company also recorded $nil and $1,200 as office and general expense charged by a shareholder in respect of certain administrative services for the years ended July 31, 2016 and 2015, respectively. In addition, the Company has recorded $nil and $18,000 as consulting expense charged by a shareholder for the years ended July 31, 2016 and 2015, respectively. These consulting charges have been debited to consulting and management fees with corresponding credit to additional paid in capital. No consulting charges were recorded during the year ended July 31, 2016 due to lack of financing during the year.

b.
Advances from a shareholder of the Company as at July 31, 2016 and 2015 were $98,542 and $72,774, respectively. No amount was repaid during the year (2015: nil). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

29 | Page

HEALTH ADVANCE INC.
NOTES TO THE FINANCIAL STATEMENTS
AS AT JULY 31, 2016

6.     STOCKHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at July 31, 2016 and 2015, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

Company’s outstanding 24,520,000 shares of common stock ($24,520) as at July 31, 2016 and July 31, 2015 consisted of the following:

On April 14, 2010, the Company issued 14,000,000 shares of common stock at $0.0001 per share to the founding shareholder for total cash proceeds of $1,400.

During fiscal 2011, the Company completed non-brokered private placements of 920,000 shares of common stock at $0.01 per share for total cash proceeds of $9,200.

During fiscal 2011, the Company issued 6,500,000 common stock for legal, consulting and web design services and directors fees.  These services were valued at $0.01 per share.

On November 1, 2011, the Company issued 1,500,000 shares of common stock for professional services rendered.  These services were valued at $15,000.

On July 18, 2012 the Company issued 1,600,000 shares at $0.01 per share for a total cash proceeds of $16,000.

COMMON STOCK – TO BE ISSUED

The Company’s 6,790,000 common stock to be issued amounting to $67,500 as at July 31, 2016 consist of the following:

In November 2012, the Company agreed to issue 2,000,000 shares of common stock at an issue price of $0.005 per share for total cash proceeds of $10,000.

In December 2012, the Company agreed to issue 1,000,000 shares of common stock valued at $0.01 per share for a total value of $10,000 for web design services and repairs.

In January 2013, the Company agreed to issue 500,000 shares of common stock valued at $0.01 per share for a total value of $5,000 for consulting services.

In March 2013, the Company agreed to issue 800,000 shares of common stock at an issue price of $0.01 per share for total cash proceeds of $8,000.

In June 2013, the Company agreed to issue 350,000 shares of common stock at an issue price of $0.01 per share for total cash proceeds of $3,500.

In October 2013, the Company agreed to issue 1,600,000 shares of common stock at an issue price of $0.0025 per share for total cash proceeds of $4,000.

In April 2014, the Company agreed to issue 40,000 shares of common stock at an issue price of $0.05 per share for total cash proceeds of $2,000.

In August 2014, the Company agreed to issue 500,000 shares of common stock at an issue price of $0.05 per share for total cash proceeds of $25,000.

30 | Page

HEALTH ADVANCE INC.
NOTES TO THE FINANCIAL STATEMENTS
AS AT JULY 31, 2016

7.     SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended July 31, 2016 and 2015, there were no interests or taxes paid by the Company.

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

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rate of approximately 38% (2015: 38%) to income before provision for taxes as follows:

	2016	2015

Net loss for the year	$29,503	$67,551
Expected Income Tax recovery	$11,211	$25,669
Expenses not deductible for tax purposes	-	(6,840)
Change in valuation allowance	(11,211)	(18,829)
Deferred Tax assets, net of valuation allowance	$-	$-

Deferred tax assets

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of July 31:

	2016	2015

Deferred income tax assets:
Tax effect of NOL carryover	$94,697	$90,437
Valuation allowance	(94,697)	(90,437)
Deferred income taxes	$-	$-

As at July 31, 2016, the Company has approximately $249,204 (2015 - $237,992) of non-capital losses available to offset future taxable income. These losses are expected to expire by the year 2036.

31 | Page

HEALTH ADVANCE INC.
NOTES TO THE FINANCIAL STATEMENTS
AS AT JULY 31, 2016

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

10.     SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 29, 2016, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events to report:

On October 2, 2016, the Company signed a definitive agreement ("Definitive Agreement") to acquire 100% interest in the web domain www.discountseniorsupply.com. As a result of the acquisition, Health Advance will also have the license to the interspire e-commerce shopping cart, the supplier relationships, a team located in India that would manage the e-commerce web business and provide customer support along with marketing reports and updates. Pursuant to the Definitive Agreement, on closing the Company will issue 400,000 shares of common stock of Health Advance and a one-time cash payment of $10,000 representing the total purchase price of DiscountSeniorSupply. The Company expects the transaction to close by December 15, 2016.

On October 7, 2016, the Company announced it is launching its first private label product. The Company will begin to market Tamanu Oil under discounttamanuoil.com and bestoiloftamanu.com starting October 11, 2016. Furthermore, the Company expects to enter into distribution agreements with national and international distributers in the coming months.

On October 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Hantian Labs Limited., a corporation existing under the laws of the United Kingdom (“Hantian Labs”) to acquire all of the issued and outstanding shares of Hantian Labs. Pursuant to the Share Exchange Agreement, the Company will acquire from Hantian Labs one hundred percent (100%) interest in Hantian Labs and its controlling subsidiaries. In consideration for the Share Exchange Agreement, the Company shall issue to Hantian Labs 1.5 common shares of the Company for each share of Hantian Labs issued and outstanding at the time of closing. As a closing condition to the Share Exchange Agreement, Hantian Labs is required to complete a financing of a minimum of $250,000 for the marketing of Hantian Labs’ product line.

On October 31, 2016, the Company entered into a non-binding letter of intent to acquire certain proprietary product formulations for the manufacture of generic drugs. The Company expects to enter into a definitive agreement by the end of 2016.

32 | Page

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

33 | Page

Report of Management on Internal Control over Financial Reporting (continued)

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

Changes in Internal Controls

No change in our system of internal control over financial reporting occurred during the fiscal year ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The details of our executive officers and directors are as follows:

NAME	AGE	POSITION

Jordan Starkman	46	President, Chief Financial Officer and Director

JORDAN STARKMAN, 46, President. Mr. Starkman brings over twenty years of experience in sales, financial consulting, and investor and client relations to the Health Advance team. He is a co-founder of Pay By the Day Company Inc. and was VP Operations from June 2003 prior to becoming President in January 2006. In addition to being President of Pay By The Day Company Inc., Mr. Starkman is the President of Rimrock Gold Corp (formerly Pay By The Day Holdings) and was a director of Pacific Green Technologies Inc. until his resignation on November 1, 2016. Mr. Starkman spends the majority of his time overseeing the operations of Rimrock Gold Corp., a junior mining/exploration company and handles business development for TerraPave Construction Corp.  Prior to forming Pay By The Day Company Inc. in 2003, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics, and was President of Guardians of Gold from November 2005 to October 2011. Jordan has an extensive background in finance and business development. He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan also holds a BA in Statistics from the University of Western Ontario.

34 | Page

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

The Company has received a default judgment order against the Company in favor of Anslow & Jaclin in the amount of $8,737.00 plus interest for previous legal fees. The Company expects to negotiate a settlement in the coming weeks.

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

35 | Page

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended July 31, 2016 and 2015 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals

Jordan Starkman	2016	$0	$0	$0	$0	$0	$0	$0	$0
President and Director	2015	0	0	0	0	0	0	0	0

Employment Agreement

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 24,520,000 shares of common stock issued and outstanding as of July 31, 2016.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Jordan Starkman, President, Chief Financial Officer and Director (1)	14,000,000	57.14%
3651 Lindell Rd #D155, Las Vegas, NV 89103
All directors and executive officers as a group (1 person)	14,000,000	57.14%

5% Security Holder
2237815 Ontario Ltd. (2)	10,000,000	40.78%
George Gallo	1,705,200	7%
Anslow & Jaclin LP	2,000,000	8.15%
All 5% security holders as a group (3 persons)	13,705,200	55.89%

(1)
Includes (1) 4,000,000 shares of common stock owned by Jordan Starkman; and (ii) 10,000,000 shares of common stock held by 2237815 Ontario Ltd., of which Jordan Starkman is the sole shareholder and in sole control.

(2)	Jordan Starkman is the sole owner and in sole control of 2237815 Ontario Ltd., and therefore has voting and dispositive control over securities held by 2237815 Ontario Ltd.

36 | Page

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

The Company recorded $nil and $7,200 as rent and occupancy expense charged by a shareholder for the years ended July 31, 2016 and 2015, respectively. The Company also recorded $nil and $1,200 as office and general expense charged by a shareholder in respect of certain administrative services for the years ended July 31, 2016 and 2015, respectively. In addition, the Company has recorded $nil and $18,000 as consulting expense charged by a shareholder for the years ended July 31, 2016 and 2015, respectively. These consulting charges have been debited to consulting and management fees with corresponding credit to additional paid in capital. No consulting charges were recorded during the year ended July 31, 2016 due to lack of financing.

Advances from a shareholder of the Company as at July 31, 2016 and 2015 were $98,542 and $72,774, respectively. No amount was repaid during the year (2015: nil). These advances are non-interest bearing, unsecured and with no specific terms of repayment.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended July 31, 2016 and 2015, we were billed approximately $12,500 for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended July 31, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees for the fiscal years ended July 31, 2016 and 2015.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

37 | Page

PART IV

ITEM 15.       EXHIBITS AND SIGNATURES

EXHIBITS

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

38 | Page

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas of Nevada on November 29, 2016.

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

Name	Position	Date
/s/ Jordan Starkman	President, Chief Financial Officer and Director	November 29, 2016
Jordan Starkman	(Principal Executive Officer and Principal Financial Officer)

39 | Page