Form 10-Q
period 2016-10-31
Health Advance, Inc.
filed 2016-12-14
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December 14, 2016, there were 26,520,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

October 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.

CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2016

CONTENTS

PAGE - 4	CONDENSED BALANCE SHEETS AS AT OCTOBER 31, 2016 (UNAUDITED) AND AS AT JULY 31, 2016 (AUDITED)

PAGE - 5	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)

PAGE - 6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)

PAGE - 7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.
CONDENSED BALANCE SHEETS
AS AT OCTOBER 31, 2016 (UNAUDITED) AND JULY 31, 2016 (AUDITED)
(Expressed in United States Dollars)

	October 31,	July 31,
	2016	2016
	$	$
ASSET
CURRENT ASSET
Cash	—	—
TOTAL ASSET	—	—

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	57,378	58,353
Accrued liabilities	6,575	2,500
	102,211	98,542
TOTAL LIABILITIES	166,164	159,395

SHAREHOLDERS' DEFICIENCY
Authorized:

24,520,000 common stock as at October 31, 2016 and July 31, 2016	24,520	24,520
Additional paid-in capital	186,080	186,080
	67,500	67,500
Accumulated deficit	(444,264)	(437,495)
TOTAL SHAREHOLDERS' DEFICIENCY	(166,164)	(159,395)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	—	—

Going concern (Note 3)
Subsequent events (Note 9)

See accompanying notes

HEALTH ADVANCE INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)
(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	October 31,	October 31,
	2016	2015
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	3,835	5,406
Office and general	2,934	1,030
Total expenses	6,769	6,436

Foreign exchange loss	—	—
Loss before income taxes	(6,769)	(6,436)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(6,769)	(6,436)

Loss per common share, basic and diluted	(0.0,003)	(0.0,003)

Weighted average number of
common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)
(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	October 31,	October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(6,769)	(6,436)

Adjustments for non-cash items
Common stock issued for services	—	—
In-kind contribution of services	—	—

Net change in non-cash working capital balances:
Accounts payable	(975)	7,831
Accrued liabilities	4,075	(2,425)
Net cash used in operating activities	(3,669)	(1,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—
Advances from a shareholder	3,669	1,030
Net cash provided by financing activities	3,669	1,030

Net decrease in cash during the period	—	—
Cash, beginning of period	—	—
Cash, end of period	—	—

See accompanying notes

Supplemental cash flow information [Note 8]

HEALTH ADVANCE INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 (UNAUDITED)
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Health Advance Inc. (the “Company” or “Health Advance”) was incorporated on April 14, 2010 in the State of Wyoming. The Company is an online retailer of home medical products with operations in Canada and the United States of America (“USA”).

On October 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Hantian Labs Limited., a corporation existing under the laws of the United Kingdom (“Hantian Labs”), to acquire all of the issued and outstanding shares of Hantian Labs. Pursuant to the Share Exchange Agreement, the Company will acquire from Hantian Labs one hundred percent (100%) interest in Hantian Labs and its controlling subsidiaries. In consideration for the Share Exchange Agreement, the Company shall issue to Hantian Labs 1.5 common shares of the Company for each share of Hantian Labs issued and outstanding at the time of closing. As a closing condition to the Share Exchange Agreement, Hantian Labs is required to complete a financing of a minimum of $250,000 for the marketing of Hantian Labs’ product line. This closing condition has not been met and thus no share exchange has taken place.

2.	BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the USA for interim financial information and the SEC instructions to Form 10Q. Accordingly, they do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ended July 31, 2016.

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at October 31, 2016 and July 31, 2016.

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

HEALTH ADVANCE INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 (UNAUDITED)
(Expressed in United States Dollars)

5.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

6.	RELATED PARTY TRANSACTIONS AND BALANCES

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions or balances not disclosed elsewhere in these financial statements are as follows:

Advances from a shareholder of the Company as at October 31, 2016 and July 31, 2016 were $102,211 and $98,542, respectively. These advances are non-interest bearing, unsecured and have no specific terms of repayment.

7.	SHAREHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at October 31, 2016, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

As at October 31, 2016 and July 31, 2016, the Company has 24,520,000 shares of common stock issued and outstanding.

HEALTH ADVANCE INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 (UNAUDITED)
(Expressed in United States Dollars)

7.	SHAREHOLDERS’ DEFICIENCY (continued)

COMMON STOCK – TO BE ISSUED

The Company’s 6,790,000 common stock ($67,500) to be issued amounting to $67,500 as at October 31, 2016 and July 31, 2016 consist of the following:

In November 2012, the Company agreed to issue 2,000,000 shares of common stock at an issue price of $0.005 per share for a total cash proceeds of $10,000. These shares were issued in December 2016.

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

During the three months ended October 31, 2016, and 2015, there were no interest or taxes paid by the Company.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to December 14, 2016, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following subsequent events to report.

In December 2016, the Company issued 2,000,000 shares of common stock at an issue price of $0.005 per share for a total cash proceeds of $10,000, which were received in 2012.

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

From inception to October 31, 2016 we have incurred a net loss of $444,264.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

On October 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Hantian Labs Limited., accorporation existing under the laws of the United Kingdom (“Hantian Labs”) to acquire all of the issued and outstanding shares of Hantian Labs. Pursuant to the Share Exchange Agreement, the Company will acquire from Hantian Labs one hundred percent (100%) interest in Hantian Labs and its controlling subsidiaries. In consideration for the Share Exchange Agreement, the Company shall issue to Hantian Labs 1.5 common shares of the Company for each share of Hantian Labs issued and outstanding at the time of closing. As a closing condition to the Share Exchange Agreement, Hantian Labs is required to complete a financing of a minimum of $250,000 for the marketing of Hantian Labs’ product line.
On October 31, 2016, the Company entered into a nonbinding letter of intent to acquire certain proprietary product formulations for the manufacture of generic drugs. The Company expects to enter into a definitive agreement by the end of 2016.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Web Development and Maintenance	$10,000
Legal/Accounting	$25,000
Computer hardware and software systems	$10,000
Advertising and Marketing	$325,000
General and administrative	$30,000
Salaries and Customer Service	$90,000
Telephone	$2,000
Travel	$8,000
Total Expenses	$500,000

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

In October 2016, the Company announced it is launching its first private label product under the web domains discounttamanuoil.com and bestoiloftamanu.com. Tamanu Oil is a natural nut oil that is extracted from the nut kernels of the Tamanu Tree after the nut kernels have been collected and left to cure naturally over a 6-8 week period. The scientific name for the Tamanu Nut Tree is Calophyllum Inophyllum – an evergreen tree and a member of the Mangosteen Family. This tree is indigenous to tropical countries, especially the Melanesian Islands of Vanuatu.

The real healing power of this traditional topical oil is its unique ability to promote the formation of new tissue, thereby accelerating wound healing and the growth of healthy skin (anti-aging). The scientific term for this process is “cicatrization”. Scientists don’t fully understand the unique cicatrizing properties of the Oil as it has an extremely complex portfolio of chemistry that is difficult to decipher or explain. However, scientific studies clearly establish that Tamanu Oil is a significant healing agent, not only because of its ability to produce new skin tissue, but also because of its anti-inflammatory, anti-neuralgic, antibiotic and antioxidant properties.

While there are many so called “anti-aging” products on the market that promise more youthful looking skin, the majority of them contain chemicals, artificial preservatives and synthetic colourings that are often toxic and likely to do more harm than good. However, given Tamanu Oil’s unique ability to promote the growth of new, healthy skin tissue, the anti-aging benefits of Tamanu Oil are obvious. The benefits of Tamanu Oil are extensive:

1. Relieves and protects the skin against inflammation, skin redness, sunburn and insect bites.
2. Has a regenerating effect on the skin (especially the epidermis cells) and so it effective for healing wounds, burns, cuts etc.
3. Reduces scarring, especially the appearance of scars that are one or more years old).
4. Is an anti-septic and anti-acne 5. Has anti-viral properties.
6. Has antibiotic, antibacterial, anti-fungal and anti-coagulative properties
7. Contains 4-Phenylcoumarins from Calophyllum (ie. anti-tumor-promoting agents or cancer chemopreventive agents.
8. Has anti-ageing and anti-wrinkle qualities – Moisturizes, nourishes and repairs the epidermal cells of dry and damaged skin)
9. Increases microcirculation (heavy legs, bruising)
10. Body hygiene (body odors, infections, skin rashes, dermatitis, psoriasis).
11. Hypoallergenic (non-irritant, non-sensitizing).

Upon the successful completion of a financing, the Company plans to effectively market both tamanu oil domain names and is currently seeking distribution agreements with various parties.

Results of Operations

For the three months ended October 31, 2016 and 2015

For the three months ended October 31, 2016 and 2015 we did not have any sales. The Company has launched a new e-commerce platform, leadingmedicalproducts.com. The site features a new vibrant design with a fresh look, and offers quick and easy access to essential product information that provides a more comprehensive understanding of the Company’s product lines. In addition, the Company has not been successful in completing the required financing to begin its advertising campaign and promotion of www.leadingmedicalproducts.com. We expect to generate increased sales once our advertising campaign begins.

Operating expenses for the three months ended October 31, 2016 were $6,769, as compared to $6,436 the three months ended October 30, 2015.

During the three months ended October 31, 2016, we recorded $3,835, as professional fees (three months ended October 31, 2015, $5,406) and $2,934, as office and general expenses (three months ended October 31, 2015, $1,030).

During the three months ended October 31, 2016 and 2015, we had no provision for income taxes due to the net operating losses incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of October 31, 2016, we had nil cash balance and a working capital deficiency of $166,164.

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $500,000 and a maximum of $1,000,000 in order to continue the introduction of the www.leadingmedicalproducts.com e-commerce site to the retail community and health care community as well as besttamanuoil.com and discounttamanuoil.com.  To achieve our goals the Company expects to commit the majority of its funding to the advertising of the Company’s web sites. There is no assurance that the Company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  We will likely raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. The issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current shareholders. There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with various funders in the United States.

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

Recently Issued Accounting Standards

As explained in note 5 to the condensed financial statements, the Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Health Advance, Inc.

Dated: December 14, 2016	By:	/s/ Jordan Starkman
Jordan Starkman
President, Chief Executive Officer,Chief Financial Officer (Duly Authorized Officer,Principal Executive Officer and Principal Financial Officer)