Form 10-Q/A
period 2016-10-31
Health Advance, Inc.
filed 2017-01-27
CIK 1531477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

HEALTH ADVANCE INC.
CONDENSED BALANCE SHEETS
AS AT OCTOBER 31, 2016 (UNAUDITED) AND JULY 31, 2016 (AUDITED)
(Expressed in United States Dollars)

	October 31,	July 31,
	2016	2016
	$	$
ASSET
CURRENT ASSET
Cash	—	—
TOTAL ASSET	—	—

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	57,378	58,353
Accrued liabilities	6,575	2,500
Advances from a shareholder (Note 6)	102,211	98,542
TOTAL LIABILITIES	166,164	159,395

SHAREHOLDERS' DEFICIENCY
Authorized:
500,000,000 common stock par value $0.001
Issued and outstanding (Note 7):
24,520,000 common stock as at October 31, 2016 and July 31, 2016	24,520	24,520
Additional paid-in capital	186,080	186,080
Common stock to be issued (Note 7)	67,500	67,500
Accumulated deficit	(444,264)	(437,495)
TOTAL SHAREHOLDERS' DEFICIENCY	(166,164)	(159,395)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	—	—

Going concern (Note 3)
Subsequent events (Note 9)

See accompanying notes

HEALTH ADVANCE INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)
(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	October 31,	October 31,
	2016	2015
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Professional fees	3,835	5,406
Office and general	2,934	1,030
Total expenses	6,769	6,436

Foreign exchange loss	—	—
Loss before income taxes	(6,769)	(6,436)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(6,769)	(6,436)

Loss per common share, basic and diluted	(0.0003)	(0.0003)

Weighted average number of
common stock outstanding, basic and diluted	24,520,000	24,520,000

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

Health Advance, Inc.

Dated: January 27, 2017	By:	/s/ Jordan Starkman
Jordan Starkman
President, Chief Executive Officer,Chief Financial Officer (Duly Authorized Officer,Principal Executive Officer and Principal Financial Officer)