Form 10-Q
period 2017-01-31
Health Advance, Inc.
filed 2017-06-14
CIK 1531477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-177122

HEALTH ADVANCE INC.

(Exact name of registrant as specified in its Charter)

WYOMING	46-0525223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

685 Citadel Drive East, Suite 290

Colorado Springs, CO 80909

(Address of Principal Executive Offices)(Zip Code)

719-466-6699

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 16, 2016, there were 90,320,000 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

January 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.

CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2017

CONTENTS

PAGE - 4	CONDENSED BALANCE SHEETS AS AT JANUARY 31, 2017 (UNAUDITED) AND AS AT JULY 31, 2016 (AUDITED)

PAGE - 5	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

PAGE - 6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

PAGE - 7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.

CONDENSED BALANCE SHEETS

AS AT JANUARY 31, 2017 (UNAUDITED) AND JULY 31, 2016 (AUDITED)

(Expressed in United States Dollars)

	January 31,	July 31,
	2017	2016
	$	$
ASSET
CURRENT ASSET
Cash	—	—
TOTAL ASSET	—	—

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	917	55,699
Accrued liabilities	172,789	4,075
Advances from a shareholder (Note 6)	32	88,666
TOTAL LIABILITIES	172,789	148,440

SHAREHOLDERS' DEFICIENCY
Authorized:
500,000,000 common stock par value $0.001
Issued and outstanding (Note 7):
24,520,000 common stock as at January 31, 2017 and July 31, 2016	24,520	24,520
Additional paid-in capital	186,080	186,080
Common stock to be issued (Note 7)	67,500	67,500
Accumulated deficit	(444,264)	(437,495)
TOTAL SHAREHOLDERS' DEFICIENCY	(166,164)	(159,395)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	—	—

Going concern (Note 3)
Subsequent events (Note 9)

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	January 31,	January 31,
	2017	2016
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Media Services	750
Professional fees	10,200	10,707
Office and general	167	1,405
Total expenses	11,117	12,112

Foreign exchange loss	—	—
Loss before income taxes	(11,117)	(12,112)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(11,117)	(12,117)

Loss per common share, basic and diluted	(0.0006)	(0.0005)

Weighted average number of
common stock outstanding, basic and diluted	24,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	January 31,	January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(11,117)	(18,548)

Adjustments for non-cash items
Common stock issued for services	—	—
Advancess from a stockholder	—	15,892
Net change in non-cash working capital balances:	__	__
Accounts payable and Accrued liabilities	__	2,656
Net cash used in operating activities	(11,117)	(15,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—
Advances from a shareholder	32__	15,892
Net cash provided by financing activities	32	15,892

Net decrease in cash during the period	—	—
Cash, beginning of period	—	—
Cash, end of period	—	—

See accompanying notes

Supplemental cash flow information [Note 8]

HEALTH ADVANCE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 (UNAUDITED)

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at January 31, 2017 and July 31, 2016.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 (UNAUDITED)

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

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or non-current based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as non current. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intend to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on its financial position and/or results of operations.

6.	RELATED PARTY TRANSACTIONS AND BALANCES

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions or balances not disclosed elsewhere in these financial statements are as follows:

Advances from a shareholder of the Company as at October 31, 2017 and July 31, 2016 were $102,211 and $98,542, respectively. These advances are non-interest bearing, unsecured and have no specific terms of repayment.

7.	SHAREHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at January 31, 2017, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

As at January 31, 2017 and July 31, 2016, the Company has 24,520,000 shares of common stock issued and outstanding.

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 (UNAUDITED)

(Expressed in United States Dollars)

7.	SHAREHOLDERS’ DEFICIENCY (continued)

COMMON STOCK – TO BE ISSUED

The Company’s 6,790,000 common stock ($67,500) to be issued amounting to $67,500 as at January 31, 2017 and July 31, 2016 consist of the following:

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

During the three months ended January 31, 2017, and 2016, there were no interest or taxes paid by the Company.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to June 13, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following subsequent events to report.

In March 2017, the Company issued 40,000,000 shares of common stock from the Company at an issue price of $0.075 per share, in addition to 40,000,000 warrant options for 40,000,000 shares of common stock from the Company at an issue price of $0.075 per share for a total cash payment of $3,000,000.00 for License Agreement between Company and Micro Medtech Ltd. for product formulations for medical foods known as polyoxyfen and cebidiofen (derived from botanical extract blends containing kava, mitragyna speciosa, and cannabidiol) in patent pending status, which were received on March 7, 2017.

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

From inception to January 31, 2017 the Company incurred a net loss of $458,381. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Plan of Operation

The Company was incorporated on April 14, 2010 in Wyoming. The former business office (virtual office) located at 3651 Lindell Road, Suite D#155, Las Vegas, NV, 89103, which has changed to a physical office location 685 Citadel Drive East - Suite 290, Colorado Springs, CO 80909 as result to resolution(s) entered at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 (Exhibit 98.1: Section 9).

The Company’s primary telephone number 702-943-0309 has been changed to 719-466-6699 as result to resolution(s) entered by a majority vote from the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017.

The Company’s primary website and email domain name ‘healthadvanceinc.com’ has been changed to ‘hadvinc.com’ as result to resolution(s) entered at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 (Exhibit 98.1: Section 17).

The Company’s founder Jordan Starkman, who served the Company as President, Chairman of the Board of Directors, and Director, has be removed and has been replaced by Dr. Muhammad Muktar, Ph.D. who will serve the Company as the (Interim) Secretary, (Non-Voting, Interim) Director, Chief Advisor for Control Stock Committee, and (Acting) Chief Executive Officer until July 31, 2017, or until a permanent replacement for Secretary and President of Company is hired, collectively are results to resolution(s) entered at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 (Exhibit 98.1: Section 4,5, 6 and Exhibit 99.1). In addition, Mr. Starkman has been removed as Chairman and replaced by Gregory Shusterman, who was appointed as Vice Chairman in April 2017 and has served as ‘Acting Chairman’ since April 19, 2017 as a result to reason specified in Exhibit Y.

Christian Diesveld, who served the Company as a Director, has be removed and has been replaced by Dr. Hauke Kolster, Ph.D.. who will serve the Company as the (Interim) Vice President (Non-Voting, Interim) Director, collectively are results to resolution(s) entered at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 (Exhibit 98.1: Section 8).

In addition, Domenico Pascazi was appointed as a director in March 2011. On February 12, 2013, Mr. Pascazi resigned from his position as a member of the board of directors. Mr. Pascazi’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices.

The Company formerly operated as an on-line retailer of home medical products with operations in Canada and the United States, and with administration and infrastructure supported globally. In September 2015, the Company launched a new e-commerce platform, leadingmedicalproducts.com. The site features a new vibrant design with a fresh look, and offers quick and easy access to essential product information that provides a more comprehensive understanding of the Company’s product lines. Our strategy is to attract opportunities in the health care industry through the development and growth of our existing web site. We believe we can operate more cost efficiently and compete as a discounter that delivers value and low cost branded lines of home medical care products together with valuable customer care that is currently missing in the marketplace. Our goal is to become our customers’ single source for low cost health care supplies, by meeting all of our customer’s needs.

On June 6, 2017 it has been resolved by a majority vote from the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 that the Company will change its Industry Classification to Research and Development in Biotechnology (541714) in efforts to prepare for new business ventures, partnerships, business development as a developer and manufacturer of cost-effective dietary supplements and medical foods from organic sources that contain botanical extract blends as an alternative to synthetic drugs and herbal supplements, in efforts to treat pain, cancer, opiates/alcohol withdrawal, epilepsy, PTSD, and other severe illnesses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the fiscal year of 2017, the Company plans to build an experienced and highly credentialed executive management and advisory team to support successful results for market research, clinical and regulatory studies, and business development to manufacturer, license, and distribute cost effective, organic solutions for pain, nutrition, and severe illness through the use of uniquely developed medical foods and dietary supplements. In addition, the Company’s growth plan for fiscal year includes partnerships with universities, hospitals, research organizations, and media relations specialists to raise awareness on the Health Advance products currently in development, which the Company anticipates to introduce to the general marketplace shortly after end of the current fiscal year. A market research study and survey to 3,700 pain medicine specialists in North America was conducted between March and May 2017 by Green Health Advocates, a media relations consultant hired by a stockholder of the Company in effects to raise awareness for Health Advance’s potential product formulations that were acquired by the Company in March 2017.

On October 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Hantian Labs Limited., a corporation existing under the laws of the United Kingdom (“Hantian Labs”), to acquire all of the issued and outstanding shares of Hantian Labs. Pursuant to the Share Exchange Agreement, the Company will acquire from Hantian Labs one hundred percent (100%) interest in Hantian Labs and its controlling subsidiaries. In consideration for the Share Exchange Agreement, the Company shall issue to Hantian Labs 1.5 common shares of the Company for each share of Hantian Labs issued and outstanding at the time of closing. As a closing condition to the Share Exchange Agreement, Hantian Labs is required to complete a financing of a minimum of $250,000 for the marketing of Hantian Labs’ product line. This closing condition has not been met and it was resolved by majority vote at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 to terminate the Share Exchange Agreement (Exhibit X: Section 15).On January 31, 2017, the Company entered into a nonbinding letter of intent to acquire certain proprietary product formulations for the manufacture of generic drugs. The Company expects to enter into a definitive agreement by the end of 2016.

Before close of the fiscal year of 2017 the Company plans to file SEC Forms S-3 and S-6 registration statements to secure payments for related investments to the company and inform investors about major changes in the company. In addition, it was resolved by majority vote at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 that the Company would submit application to trade on OTQCB exchange.

The Company expects to start preparing for an online and retail marketing campaigns in the Americas and Europe with sales and marketing affiliates for organic dietary supplements, and herbal foods and beverages derived from non-medicinal botanical extract blends, while awaiting the completed Product Development Report and results from FDA regulatory and clinical testing (e.g.; phase-three study results meeting Generally Recognized As Safe federal regulations) on the two patent-pending product formulations for medical foods acquired in March 2017.

The Company expects that these new medicinal and non-medicinal product launches will be outlined and planned within the 2017 fiscal year and the beginning of fiscal year 2018, once our short-term financing is completed. During the next 24 months following our 2017 year-end, the Company plans to work with our manufacturing and distribution partners to increase sales revenue from approved pharmaceutical and nutritional products and raise awareness of ‘Stay Klean’ brand and slogan. Together with our domestic and foreign government affiliates, sales affiliates, and marketing partners the Company intends to position itself for a merger or acquisition with a mid-cap or large-cap company end of fiscal year of 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Between February and June 6, 2017 the Company has received $23,390 in form of a loan for operating expenses (e.g.; professional services, website development, communications, office space and equipment; etc.) from a stockholder who hired Green Health Advocates in 2017 for an additional $35,835 for market research studies, digital media service, video production, and related media services to raise awareness for the Company. and the year following our July 31, 2017 year-end in order to maintain our business operations. The Company will attempt to complete a financing for a minimum of $3,961,680 within the 12-month period following the Company’s 2017 year-end. Any capital raised will be through either a product sales, product licensing, private placement, or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing & Business Development	$221,000
Professional Services	$560,000
Salaries and Independent Contractor Fees	$1,154,000
Advertising and Marketing	$325,000
Research & Development	$872,000
Logistics & Inventory	$871,000
Office Space Related Facilities	$33,600
Working Capital (e.g.; Business Travel, Events, Cash On-hand; etc.)	$250,000
Total Expenses	$3,961,680

The above represents managements’ best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our July 31, 2017 year-end.

If we are able to complete a financing through a private offering for a minimum of $3,961,680 within the 12 month period following our July 31, 2017 year-end, we expect to broaden our market research, clinical, and regulatory studies and business development with the healthcare marketplace and resellers of nutritional products, in addition to increasing the investment into agricultural material needed to manufacturer goods more cost effectively, which would allow the Company to remain competitive among its relevant industries.

Results of Operations

For the three months ended January 31, 2017 and 2016

For the three months ended January 31, 2017 and 2016 did not have any sales. The Company is currently working with Micro Medtech Ltd.; who has been conducting market research studies and surveys on and offline with pain medicine specialist in North America and is working with research organizations to development medical foods, nutritional beverages, and dietary supplements that are derived from botanical extract blends containing kava, mitragyna speciosa, or cannabidiol that will meet local and/or federal regulations to sufficiently generate sales revenue from product sales and licensing.

Operating expenses for the three months ended January 31, 2017 were $14,117, as compared to $6,796 the three months ended October 30, 2016.

During the three months ended January 31, 2017, we recorded $12,300, as professional fees following written notification of past and present fees due to auditor (three months ended January 31, 2016, $3,835) and $167 for office and general according to billing statement from virtual office provider in Las Vegas (three months ended January 31, 2016, $2,934).

During the three months ended January 31, 2017 and 2016, we had no provision for income taxes due to the net operating losses incurred.

The Company has hired two welly-credentialed independent contractors as (non-voting) Directors and (Acting) Officers of the Company on an interim basis in hopes to turnaround less-than marginal productivity of the Company’s goals and establish more lucrative business relationships.

Dr. Muhammad Muktar Ph.D., the newly appointed Secretary and (Acting) CEO of the Company has an employment history and biography as follows:

Mukhtar has served as a professor at the American University of Ras Al Khaimah (AURAK), United Arab Emirates. Before his arrival at AURAK, he served as Vice Chancellor/Professor of three Universities in Pakistan concomitantly – a unique honor for any academic leader. Through his wise academic leadership and innovative governance, he converted a regional higher education institution in Pakistan to one of the top-ranked in the country. Mukhtar received his Master and MPhil in the field of Biochemistry from Pakistan and his Ph.D. in biosciences from the Drexel University of Philadelphia, USA, and also completed a Graduate Certificate in Research Management from Thomas Jefferson University in Philadelphia, USA. He served in various academic/administrative positions in the USA on an outstanding scientist (O-1) visa.

Mukhtar is an avid researcher also. His laboratory developed an in-vitro model of the human blood-brain barrier to study viral neuropathogenesis. Dr. Mukhtar as Principal or Co-Investigator has received several awards from organizations including American Diabetes Association, American Society for Microbiology, Diabetes Trust Foundation, US National Institutes of Health, Pfizer Pharmaceuticals (NYSE: PFE), and the Higher Education Commission of Pakistan. Human blood-brain barrier model developed in his laboratory is extensively used to understand ferrying of viruses into the brain and finding cures for neurological ailments.

Dr. Mukhtar holds specialized Certificates in Public Health and Bioinformatics. Committed to the role of technology in biomedical research, he serves as managing editor of Frontiers in Bioscience and is on the editorial board of several research journals. He feels pride in mentoring researchers, scientists, teachers and administrators and committed professionals aspiring to excel in their practical life. He has several research publications, including peer-reviewed research, review articles, invited articles, book chapters, commissioned articles and critiques to his credit. A book describing accomplishments of Dr. Mukhtar’s educational leadership has been published in Urdu language entitled “Hayat Zauq e Safar Kay Siwa Kuch Aur Naheen” and it’s English Version “The Making of a Best National University” is in progress.

Dr. Hauke Kolster Ph.D., the newly appointed Vice President of the Company has an employment history and biography as follows:

Kolster is an innovative scientist and engineer with outstanding quantitative and analytical skills. Technically versed professional with progressive experience in coordinating projects as well as working in cross-functional teams in multiple disciplines. Goal oriented individual who excels in problem-solving and managing complex projects with strict timelines and multiple stakeholders.

Since 2012 Kolster has owned and operated Windmiller Kolster Scientific in California offering scientific and research consulting, technology and software for the neuroimaging sector. Supported leading neuroscientific research groups at top domestic and international universities. Previously Kolster served as a Research Assistant Professor at KU Leuven Medical School (Leuven) and Research Assistant Professor at Department of Neuroscience since 2007.

Dr. Kolster's professional training includes research fellowship program at Harvard Medical School, in addition to working as a senior post-doctoral associate at Massachusetts Institute of Technology at Cambridge.

Kolster studied and graduated at LMU Munich, Munich for his Ph.D. and Bonn University (Bonn, Germany) for a master’s degree. in physics.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of January 31, 2017, we had nil cash balance and a working capital deficiency of $172,789.

The Company is currently seeking funding for our continued operations. The Company intends to raise a minimum of $3,961,680 and a maximum of $10,000,000 in order to continue the awareness and branding campaign for ‘Stay Klean’ (staycleanmed.org). There is no assurance that the Company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan. We will likely raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. The issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current shareholders. There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with potential accredited investors, private financiers, government funding sources in the United States, Canada, Australia, Europe, and United Arab Emirates.

The Company cannot assure investors that adequate revenues will be generated and there are no formal commitments with the Company, its shareholders, or Board of Directors to finance the Company in the state of an emergency or financial crisis. However, the success of the Company’s operations is dependent on attaining adequate revenue. In the absence of our projected revenues, the Company may be unable to proceed with our plan of operations or we may require financing to achieve our profit, revenue, and growth goals.

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

Off-Balance Sheet Arrangements

The Company does not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently not involved in any litigation that is believed could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

The Company has received a default judgment order against the Company in favor of Anslow & Jaclin in the amount of $8,737.00 plus interest for previous legal fees. The Company is will hire legal counsel to prepare and file an Interpleader Action with Wyoming Superior Court by or before end of current fiscal year for common stock shares of the Company and resolution to cure court judgment in favor of the dissolved entity due to the fact that Anslow and Jaclin LLP was dissolved before June 13, 2017 and is not longer active.

Item 1A.	Risk Factors

Not required for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No recent sales of equity securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Board of Directors and Shareholder - Control Stock Committee Minutes of Meeting, June 6, 2017
99.1	Leave of Absence Notice, April 19, 2017

FORWARD-LOOKING STATEMENTS :

Pursuant with the safe harbor provisions of the US Private Securities Litigation Reform Act of 1995, this Current Report on Form 10-Q contains forward-looking statements about the Company's business affairs affiliate partners for research and development, marketing, production, and sale of medical equipment and nutritional and pharmaceutics products, in additional to pertinent intellectual properties. These statements involve risks and uncertainties, and actual results may differ materially from the Company's expectations. The potential risks and uncertainties that could cause actual results to differ from the results predicted include, among others, whether the Company will be able to complete and fulfill actions specified within agreements with affiliated parties. Other risks and uncertainties that can affect the Company's performance are included under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended July 31, 2016 which is on file with the Securities and Exchange Commission (SEC) and are available on the SEC’s website at www.sec.gov and on the Company websites (www.hadvinc.com). All information provided in this Current Report on Form 10-q is as of June 13, 2017, and the Company undertakes no duty to update this information unless required by law.

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Health Advance, Inc.

Dated: June 13, 2017	By:	/s/ Gregory Shusterman
Gregory Shusterman
Chairman, Board of Directors