Form 10-Q
period 2017-04-30
HEALTH ADVANCE INC.
filed 2017-08-11
CIK 1531477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2017

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

April 30, 2017

PART I –   FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.

CONDENSED FINANCIAL STATEMENTS

April 30, 2017

CONTENTS

PAGE - 4	CONDENSED BALANCE SHEETS AS AT April 30, 2017 (UNAUDITED) AND AS AT JULY 31, 2016 (AUDITED)

PAGE - 5	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED April 30, 2017 AND 2016 (UNAUDITED)

PAGE - 6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED April 30, 2017 AND 2016 (UNAUDITED)

PAGE - 7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.

CONDENSED BALANCE SHEETS

AS AT April 30, 2017 (UNAUDITED) AND JULY 31, 2016 (AUDITED)

(Expressed in United States Dollars)

	April 30,	July 31,
	2017	2016
	$	$
ASSET
License agreement costs, net of accumulated amortization of $10,000 (Note 9)	2,990,000	—
CURRENT ASSET	2,990,000	—
Cash	—	—
TOTAL ASSET	2,990,000	—
CURRENT LIABILITIES
Accounts payable	12,291	57,062
Accrued liabilities	185,080	2,575
Advances from a shareholder (Note 6)	259	94,879
TOTAL LIABILITIES	185,339	154,516

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED April 30, 2017 AND 2016 (UNAUDITED)

(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2017	2016
	$	$

SALES	—	—

COST OF SALES	—	—

GROSS PROFIT	—	—

EXPENSES
Media Services	3430
Professional fees	5,600	5,399
Office and general	430	677
Total expenses	9,460	6,076

Foreign exchange loss	—	—
Loss before income taxes	(9,460)	(6,076)

Income taxes	—	—

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(9,460)	(6,076)

Loss per common share, basic and diluted	(0.0006)	(0.0005)

Weighted average number of
common stock outstanding, basic and diluted	64,520,000	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED April 30, 2017 AND 2016 (UNAUDITED)

(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(9,460)	(24,624

Adjustments for non-cash items
Common stock issued for services	—	—
Advancess from a stockholder	259	22,105
Net change in non-cash working capital balances:	—
Accounts payable and Accrued liabilities	—	2,519
Net cash used in operating activities	(9,201)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—
Advances from a shareholder	259	15,892
Net cash provided by financing activities	259	15,892

Net decrease in cash during the period	—	—
Cash, beginning of period	—	—
Cash, end of period	—	—

See accompanying notes

Supplemental cash flow information [Note 8]

HEALTH ADVANCE INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED April 30, 2017 (UNAUDITED)

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at April 30, 2017 and July 31, 2016.

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

FOR THE THREE MONTHS ENDED April 30, 2017 (UNAUDITED)

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

Advances from a shareholder of the Company as at April 30, 2017 were $259 and July 31, 2016 were $102,211 and $98,542, respectively. These advances are non-interest bearing, unsecured and have no specific terms of repayment.

7.	SHAREHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at April 30, 2017, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

As of April 30, 2017 the Company has 64,520,000 shares of common stock issued and outstanding and July 31, 2016, the Company had 24,520,000 shares of common stock issued and outstanding.

HEALTH ADVANCE INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED April 30, 2017 (UNAUDITED)

(Expressed in United States Dollars)

7.	SHAREHOLDERS’ DEFICIENCY (continued)

COMMON STOCK – TO BE ISSUED

The Company’s 6,790,000 common stock ($67,500) to be issued amounting to $67,500 as at April 30, 2017 and July 31, 2016 consist of the following:

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

In March 2017, the Company agreed to issue 40,000,000 shares of common stock valued at $0.075 per share for a total value of $3,000,000 for a license agreement with Micro Medtech Limited..

8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended April 30, 2017, and 2016, there were no interest or taxes paid by the Company.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to June 31, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following subsequent events to report.

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

April 30, 2017

(Unaudited)

Note 3.            License Agreement Costs, Net

License agreement costs, net, consists of:

	April 30, 2017	January 31, 2017
40 Million Shares of Company Stock due to Licensor	$3,000,000	—
Less accumulated amortization	(10,000)	—

License agreement costs, net	$2,990,000	—

The Company recorded amortization expense of $10,000 for the two months ended April 30 2017 compared to $0 in the three months ended January 31, 2017 (using the straight line method over the remaining term, including option terms, of the Material Agreement (approximately 50 years).

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

From inception to April 30, 2017 the Company incurred a net loss of $185,339.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

The Company’s founder Jordan Starkman, who served the Company as President, Chairman of the Board of Directors, and Director, has be removed and has been replaced by Dr. Muhammad Mukhtar, Ph.D. who will serve the Company as the (Interim) Secretary, (Non-Voting, Interim) Director, Chief Advisor for Control Stock Committee, and (Acting) Chief Executive Officer until July 31, 2017, or until a permanent replacement for Secretary and President of Company is hired, collectively are results to resolution(s) entered at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 (Exhibit 98.1: Section 4,5, 6 and Exhibit 99.1). In addition, Mr. Starkman has been removed as Chairman and replaced by Gregory Shusterman, who was appointed as Vice Chairman in April 2017 and has served as ‘Acting Chairman’ since April 19, 2017 as a result to reason specified in Exhibit Y.

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

On October 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Hantian Labs Limited., a corporation existing under the laws of the United Kingdom (“Hantian Labs”), to acquire all of the issued and outstanding shares of Hantian Labs. Pursuant to the Share Exchange Agreement, the Company will acquire from Hantian Labs one hundred percent (100%) interest in Hantian Labs and its controlling subsidiaries. In consideration for the Share Exchange Agreement, the Company shall issue to Hantian Labs 1.5 common shares of the Company for each share of Hantian Labs issued and outstanding at the time of closing. As a closing condition to the Share Exchange Agreement, Hantian Labs is required to complete a financing of a minimum of $250,000 for the marketing of Hantian Labs’ product line. This closing condition has not been met and it was resolved by majority vote at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 to terminate the Share Exchange Agreement (Exhibit X: Section 15).On April 30, 2017, the Company entered into a nonbinding letter of intent to acquire certain proprietary product formulations for the manufacture of generic drugs. The Company expects to enter into a definitive agreement by the end of 2016.

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

Results of Operations

For the three months ended April 30, 2017 and 2016

For the three months ended April 30, 2017 and 2016 did not have any sales. The Company is currently working with Micro Medtech Ltd.; who has been conducting market research studies and surveys on and offline with pain medicine specialist in North America and is working with research organizations to development medical foods, nutritional beverages, and dietary supplements that are derived from botanical extract blends containing kava, mitragyna speciosa, or cannabidiol that will meet local and/or federal regulations to sufficiently generate sales revenue from product sales and licensing.

Operating expenses for the three months ended April 30, 2017 were $14,117, as compared to $6,796 the three months ended October 30, 2016.

During the three months ended April 30, 2017, we recorded $12,300, as professional fees following written notification of past and present fees due to auditor (three months ended April 30, 2016, $3,835) and $167 for office and general according to billing statement from virtual office provider in Las Vegas (three months ended April 30, 2016, $2,934).

During the three months ended April 30, 2017 and 2016, we had no provision for income taxes due to the net operating losses incurred.

The Company has hired two welly-credentialed independent contractors as (non-voting) Directors and (Acting) Officers of the Company on an interim basis in hopes to turnaround less-than marginal productivity of the Company’s goals and establish more lucrative business relationships.

Dr. Muhammad Mukhtar Ph.D., the newly appointed Secretary and Chief Board Adviser of the Company has an employment history and biography as follows:

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

Liquidity and Capital Resources

As of April 30, 2017, the Company had a cash balance and a working capital deficiency of $172,789.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed a civil lawsuit against former CEO/Chairman Jordan Starkman et al, CV-132-S on August 4, 2017 at U.S. District Court of Wyoming and was granted a court order for a Temporary Restraining Order and Declaratory Relief on August 7, 2017.

Item 1A.	Risk Factors

Not required for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No recent sales of equity securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Board of Directors and Shareholder - Control Stock Committee Minutes of Meeting, June 6, 2017
99.2	Leave of Absence Notice, April 19, 2017

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

Health Advance, Inc.

Dated: August 10, 2017	By:	/s/ Gregory Shusterman
Gregory Shusterman
Chairman, Board of Directors