Form 10-Q/A
period 2017-04-30
HEALTH ADVANCE INC.
filed 2017-09-07
CIK 1531477

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

HEALTH ADVANCE INC.

FORM 10-Q

April 30, 2017

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements - Unaudited	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Item 8.01	Other Events	17

SIGNATURE		18

PART I –   FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

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

The Company’s founder Jordan Starkman, who served the Company as President, Chairman of the Board of Directors, and Director, has been removed and has been replaced by Dr. Muhammad Mukhtar, Ph.D. who will serve the Company as the (Interim) Secretary, (Non-Voting, Interim) Director, Chief Advisor for Control Stock Committee, and (Acting) Chief Executive Officer until July 31, 2017, or until a permanent replacement for Secretary and President of Company is hired, collectively are results to resolution(s) entered at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 (Exhibit 98.1: Section 4,5, 6 and Exhibit 99.1). In addition, Mr. Starkman has been removed as Chairman and replaced by Gregory Shusterman, who was appointed as Vice Chairman in April 2017 and has served as ‘Acting Chairman’ since April 19, 2017.

Christian Diesveld, who served the Company as a Director, has been removed and has been replaced by Dr. Hauke Kolster, Ph.D. who will serve the Company as the (Interim) Vice President (Non-Voting, Interim) Director, collectively are results to resolution(s) entered at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 (Exhibit 98.1: Section 8).

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

On October 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Hantian Labs Limited, a corporation existing under the laws of the United Kingdom (“Hantian Labs”), to acquire all of the issued and outstanding shares of Hantian Labs. Pursuant to the Share Exchange Agreement, the Company will acquire from Hantian Labs one hundred percent (100%) interest in Hantian Labs and its controlling subsidiaries. In consideration for the Share Exchange Agreement, the Company shall issue to Hantian Labs 1.5 common shares of the Company for each share of Hantian Labs issued and outstanding at the time of closing. As a closing condition to the Share Exchange Agreement, Hantian Labs is required to complete a financing of a minimum of $250,000 for the marketing of Hantian Labs’ product line. This closing condition has not been met and it was resolved by majority vote at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 to terminate the Share Exchange Agreement (Exhibit X: Section 15).

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

 Between February and June 6, 2017 the Company has received $23,390 in form of a loan for operating expenses (e.g.; professional services, website development, communications, office space and equipment; etc.) from a stockholder who hired Green Health Advocates in 2017 for an additional $35,835 for market research studies, digital media service, video production, and related media services to raise awareness for the Company and the year following our July 31, 2017 year-end in order to maintain our business operations. The Company will attempt to complete a financing for a minimum of $3,961,680 within the 12-month period following the Company’s 2017 year-end.  Any capital raised will be through either product sales, product licensing, private placement, or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

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

The Company has hired two well-credentialed independent contractors as (non-voting) Directors and (Acting) Officers of the Company on an interim basis in hopes to turnaround less-than marginal productivity of the Company’s goals and establish more lucrative business relationships.

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

Dr. Hauke Kolster Ph.D., the newly appointed Vice President and Acting CEO of the Company has an employment history and biography as follows:

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

Kolster studied and graduated at LMU Munich, Munich for his Ph.D. and Bonn University (Bonn, Germany) for a master’s degree in physics.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of April 30, 2017, the Company had a cash balance and a working capital deficiency of $172,789.

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $3,961,680 and a maximum of $10,000,000 in order to continue the awareness and branding campaign for ‘Stay Klean’ (staycleanmed.org). There is no assurance that the Company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  We will likely raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. The issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current shareholders. There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with potential accredited investors, private financiers, and government funding sources in the United States, Canada, Australia, Europe, and United Arab Emirates.

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

Item 5.01 Changes in Control of Registrant.

On March 5, 2017, Health Advance Inc. (the “Company”) and Jordan Starkman, the Company’s Chief Executive Officer and Director (the “Licensee”) signed a license agreement with Micro Medtech Ltd. (the “Licensor”), whereby the Licensor has been issued 40,000,000 shares of the Company’s common stock and 40,000,000 warrant options for shares of the Company’s common stock at $0.07 per stock share, representing 61.997% of the issued and outstanding common shares of the Company, and a cash derivative for payment of $3,000,000 the License Agreement issued to the Sellers on March 5, 2017 (the “Closing Date”).

Thus, due to the execution of the License Agreement, as of April 30, 2017 the Company has 64,520,000 shares of common stock issued and outstanding and July 31, 2016, the Company had 24,520,000 shares of common stock issued and outstanding.

Reference is made to the disclosure set forth under Section 7 - SHAREHOLDERS’ DEFICIENCY (page 8) and Section 9 - SUBSEQUENT EVENTS (page 9) of this Report, which disclosure is incorporated herein by reference.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Reference is made to the disclosure set forth under Item 2 - Plans of Operations (page 10), Item 2 - Results of Operations (page 14), and Item 6 - Exhibit(s) [99.1] of this Report, which disclosure is incorporated herein by reference.

Item 5.07 Submission of Matters to a Vote of Security Holders.

Reference is made to the disclosure set forth under Item 2 - Plans of Operations (page 10) and Item 6 - Exhibit(s) [99.1] of this Report, which disclosure is incorporated herein by reference.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Board of Directors and Shareholder - Control Stock Committee Minutes of Meeting, June 6, 2017
99.2	Leave of Absence Notice, April 19, 2017

99.3	Letter from Securities and Exchange Commission to Company - August 22, 2017

Item 8.01. Other Events

On August 8, 2017 in Civil Case No. 17CV132-S, Health Advance Inc. Vs. Jordan Starkman, the U.S. Court of Wyoming District granted a motion order as follows:

”IT, IS, THEREFORE, ORDERED that:

A. Defendant Jordan Starkman and all other persons in active concert or participation with him are ordered to refrain from:

i.	Issuing any press releases purporting to be on behalf of Plaintiff Health Advance;

ii.	Making any sort of regulatory or governmental filings that claim that they are being filed by Plaintiff Health Advance; and

iii.	Holding himself out to the public as having any current association with Plaintiff Health Advance.

B. This Court further declares that:

i.	Defendant Jordan Starkman does not have the authority to make any regulatory or other filings on behalf of Plaintiff Health Advance with the United States Securities and Exchange Commission;
ii.	the acting CEO, Dr. Muhammad Mukhtar, or the Vice Chair, Mr. Gregory Shusterman, of Plaintiff Health Advance, may make and effect such public disclosures and regulatory filings with the United States Securities and Exchange Commission on behalf of Health Advance as required by federal law, including, if necessary, the issuance by the United States Securities and Exchange Commission of an updated CIK (Central Index Key), CCC (CIK Confirmation Code), or any other similar security codes or credentials in order to allow Plaintiff Health Advance resume making public disclosures; and
iii.	Plaintiff Health Advance may remove any unauthorized filings due to the rare and unusual circumstances that resulted in these unauthorized filings.”

This court order was issued due to harassment, libel, defamation, irreparable damage, misstatements, false representations and alleged fraudulent activities against the Company committed by Jordan Starkman and other persons in active concert and participation with him. The Control Stock Committee placed Starkman on a forced leave of absence April 18, 2017 having approximately 62% of the outstanding common stock shares of Health Advance Inc. Furthermore; the Control Stock Committee removed Starkman as the CEO, President, and Chairman of the Company June 6, 2017.

Thus, SEC Form 8-K filed on April 21, 2017 and SEC Form 8-K filed on June 15, 2017 signed and filed by Jordan Starkman are declared as unauthorized filings by the Court, and a request for the deletion and disregard of the two company filings submitted by Starkman on record with the SEC have been submitted, pursuant to the court order.

BACKGROUND AND FACTS OF DISCUSSION RELATED TO SECTION 8 - 8.01
Health Advance, a corporation held in the State of Wyoming declares that the following facts are pursuant to the laws of Wyoming (hereafter referred to as “WYO Code”).

It is factual that the control stock shareholder, Micro Medtech, who held approximately 62% of the Company at the time of Health Advance shareholder voting, called upon special meetings held on April 8, 2017, and on April 18, 2017. The purposes of the special meetings were due to an emergency, and held pursuant to WYO Codes 17-16-702 Title 17, Chapter 16-207 and 16-303 under the Wyoming Business Corporation Act.

On the special meeting of April 8, 2017, Mr. Shusterman was elected as the Vice Chair by two shareholder votes; Micro Medtech and Starkman. The special meeting was led by (then Chair/CEO) Starkman and was conducted pursuant to WYO Code 17-16-728.

The Control Stock Committee (Voting Group) was formed pursuant to WYO Code 17-16-725 and Mr. Shusterman served as an inspector of this election and each election thereafter, as (then) director and Vice Chair of Health Advance Inc., which is pursuant to WYO Code 17-16-729.

In accordance with WYO Code 17-16-731 the voting agreements were completely enforceable with a minimum of two shareholders of a voting group signing an agreement for that purpose. The original articles of incorporation and bylaws of the Company do not state otherwise.

Starkman's past activities as CEO/Chairman of Health Advance prior to his forced leave of absence on April 18, 2017, and his removal as CEO/President/Chairman of Health Advance on June 6, 2017, were not pursuant to WYO Code 17-16-801 - Requirements for and functions of the board of directors.

The Leave of Absence Notice issued by the Control Stock Committee to Jordan Starkman on April 18, 2017 was due to a state of emergency, in accordance with WYO Code 17-16-207 and 17-16-303, 17-16-810. Thus, the Control Stock Committee and Vice Chair, Mr. Shusterman made arrangements for the Company to remain in operation with Acting/Interim Officers and a Chairperson to fill the vacancy on the Board, in accordance with to WYO Code 17-16-810. Thus, as stated in WYO Code 17-16-808 (d), "A director may be removed by the shareholders only at a meeting called for the purpose of removing the director and the meeting notice shall state that the purpose, or one (1) of the purposes, of the meeting, is removal of the director." Additionally, WYO Code 17-16-808 (a) states, "The shareholders may remove one (1) or more directors with or without cause unless the articles of incorporation provide that directors may be removed only for cause."

There were no recitals stating that any consideration for removal of a director or officer of the Company must be handled otherwise in the original bylaws and articles of incorporation filed in 2010 by Mr. Starkman, the incorporator of the Company on record with the Wyoming Secretary of State Office.

On June 6, 2016, new corporation bylaws and resolutions were executed and subsequently filed with the State of Wyoming by Acting Chairman and Executive Director, Mr. Gregory Shusterman on behalf of Health Advance Inc.

Reference is made to the disclosure set forth under Item 6 - Exhibits [99.1 and 99.2] of this Report, which disclosure is incorporated herein by reference.

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

Health Advance, Inc.

Dated: September 5, 2017	By:	/s/ Gregory Shusterman
Gregory Shusterman
Chairman, Board of Directors Executive Director