Form 10-Q
period 2017-09-30
HEALTH ADVANCE INC.
filed 2017-12-28
CIK 1531477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-177122

HEALTH ADVANCE INC.

(Exact name of registrant as specified in its Charter)

WYOMING	460525223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December 20, 2017, there were 153,897,500 shares of the issuer’s common stock issued and outstanding.

HEALTH ADVANCE INC.

FORM 10-Q

September 30, 2017

PART I –   FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTH ADVANCE INC.

CONDENSED FINANCIAL STATEMENTS

September 30, 2017

CONTENTS

PAGE - 4	CONDENSED BALANCE SHEETS AS AT September 30, 2017 (UNAUDITED)

PAGE - 5	CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED September 30, 2017 AND Fiscal Year ended on July, 31,2017 (UNAUDITED)

PAGE - 6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED September 30, 2017 (UNAUDITED) AND FISCAL YEAR ENDED July 31, 2016 (AUDITED)

PAGE - 7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH ADVANCE INC.

CONDENSED BALANCE SHEETS

AS AT September 30, 2017 (UNAUDITED) AND July 31, 2016 (AUDITED)

(Expressed in United States Dollars)

	September 30,	July 31,
	2017	2016
	$	$
ASSET
License agreement costs, net of accumulated amortization of $35,000 (Note 9)	2,965,000	-
CURRENT ASSET
Cash	100	-
TOTAL ASSET	2,965,100	-
CURRENT LIABILITIES
Accounts payable	17,891	58,353
Accrued liabilities	159,896	2,500
Advances from a shareholder (Note 6)	6,409	98,542
Short Term Loans	98,922
TOTAL LIABILITIES	283,118	159,395
SHAREHOLDERS' DEFICIENCY
Authorized:500,000,000 common stock, par value $0.001 Issued and outstanding: 126,797,500 common stock as at September 30, 2017 and 24,520,000 common stock as at January 31, 2017	126,797	24,520
Additional paid-in capital	3,083,803	186,080
Common stock to be issued	67,500	67,500
Accumulated deficit	(596,118)	(437,495)
TOTAL SHAREHOLDERS' DEFICIENCY	2,681,982	(159,395)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	2,965,100	-

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED September 30, 2017 (UNAUDITED) AND July 31, 2016 (AUDITED)

(Expressed in United States Dollars)

	Three months	Fiscal year
	ended	ended
	September 30,	July 31,
	2017	2016
	$	$

SALES	-	-

COST OF SALES	-	-

GROSS PROFIT	-	-

EXPENSES
Media Services	1,548
Legal Services	20,525
Amortization	15,000
Professional fees	3,200	25,136
Independent Contractors	25,470	-
Office and general	8,545	4,367
Total expenses	74,288	29,503

Foreign exchange loss	-	-
Loss before income taxes	(74,288)	(29,503)

Income taxes	-	-

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(74,288)	(29,503)

Loss per common share, basic and diluted	(0.0006)	(0.0012)

Weighted average number of common stock outstanding, basic and diluted	126,297,500	24,520,000

See accompanying notes

HEALTH ADVANCE INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED September 30, 2017 (UNAUDITED) AND JULY 31, 2016 (AUDITED)

(Expressed in United States Dollars)

	Three months	Fiscal year
	ended	ended
	September 30,	July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(74,288)	(29,503)

Adjustments for non-cash items
Common stock issued for services	-	-
Amortization	15,000	-
Advances from a stockholder	-	-
Net change in non-cash working capital balances:
Accounts payable and Accrued liabilities	53,788	3,735
Net cash used in operating activities	(5,500)	(25,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Advances from a shareholder	5,600	25,768
Net cash provided by financing activities	5,600	25,768

Net increase in cash during the period	100	-
Cash, beginning of period	-	-
Cash, end of period	100	-

See accompanying notes

Supplemental cash flow information [Note 8]

1.NATURE OF OPERATIONS AND ORGANIZATION

Health Advance Inc. (the “Company” or “Health Advance”) was incorporated on April 14, 2010 in the State of Wyoming. The Company was originally an online retailer of home medical products with operations in Canada and the United States.

In March 2017 the company began business with Micro Medtech Ltd., conducting research and development in biotechnology.

Additionally, on August 18, 2017 the Company was incorporated in Colorado as a foreign corporation.

2.BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the USA for interim financial information and the SEC instructions to Form 10Q. Accordingly, they do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ending in July 31, 2016.

3.GOING CONCERN

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

4.LOSS PER SHARE

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2017 and the fiscal year ended on July 31, 2016.

5.RECENT ACCOUNTING PRONOUNCEMENTS

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

5.RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

6.RELATED PARTY TRANSACTIONS AND BALANCES

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions or balances not disclosed elsewhere in these financial statements are as follows:

Advances from the Chairman of the Company as at September 30, 2017 were a total of $6,409. Additionally, advances from Shareholders of the Company as at April 30, 2017 and October 31, 2016 were $259 and as at July 30, 2017 were $102,211, respectively. These advances are non-interest bearing, unsecured and have no specific terms of repayment.

 7.SHAREHOLDERS’ DEFICIENCY

COMMON STOCK - AUTHORIZED

As at September 30, 2017, the Company has 500,000,000 authorized shares of common stock with a par value of $0.001 per share.

COMMON STOCK - ISSUED AND OUTSTANDING

As of September 30, 2017 the Company has 126,797,500 shares of common stock issued and outstanding and July 31, 2016, the Company had 24,520,000 shares of common stock issued and outstanding.

 7.SHAREHOLDERS’ DEFICIENCY (continued)

There were 33,527,500 stock shares issued by the Company between July 1, 2017 and September 30, 2017 for employment agreements executed on March 1, 2017 by and between former President, Jordan Starkman and Director, Christian Diesveld.

8.SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2017, there were no interest or taxes paid by the Company.

9.SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to December 20, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following subsequent events to report.

On December 12, 2017 the Company issued Green Health Advocates, LLC twenty million (20,000,000) Common Stock Shares of the Company as a derivative for a cash toward debt repayment for advances and short term loans to the Company in the amount of $98,922 for operating expenditures between February 1, 2017 and September 30, 2017.

On December 19, 2017 the Company issued JHM Capital Ltd. one million, six hundred thousand (1,600,000) Common Stock Shares of the Company as a derivative for a cash payment of $48,000 for consulting services.

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

Overview

Health Advance Inc. (the “Company”) operates within the U.S. and Asia-Pacific as a developer and researcher for biotechnology, primarily focused on medical foods to treat pain and other severe illnesses usually treated with pharmaceutical drugs derived from opioids, in addition to developing dietary supplements to serve as alternatives for medicine.  Our strategy is to attract opportunities in the health care industry through the development of patented product formulations for medical foods Cebidofen and Polyoxyfen, and Gynspeq, a food additive made from botanical extract blends that include kava and mitrigyna speciosa. Furthermore, the Company will explore ways to use the product formulations through research studies and clinical trials with medical schools, research organizations, hospitals, and government agencies. We believe that we can operate more cost efficiently over the next three years by outsourcing duties of operations within the Company to independent contractors. Our goal is to position the Company for a merger or acquisition with a larger company in the health care industry within the next five years.

From inception to September 30, 2017 the Company incurred a net loss of $59,288.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Plan of Operation

The Company was incorporated on April 14, 2010 in Wyoming. The former business office (virtual office) located at 3651 Lindell Road, Suite D#155, Las Vegas, NV, 89103, which has changed to a physical office location 685 Citadel Drive East - Suite 290, Colorado Springs, CO 80909 as result to resolution(s) entered at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 (Exhibit 99.2: Section 9).

The Company’s primary telephone number 702-943-0309 has been changed to 719-466-6699 as result to resolution(s) entered by a majority vote from the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017.

The Company’s primary website and email domain name ‘healthadvanceinc.com’ has been changed to ‘hadvinc.com’ as result to resolution(s) entered at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 (Exhibit 99.2: Section 17).

The Company’s founder Jordan Starkman, who served the Company as President, Chairman of the Board of Directors, and Director was placed on a Leave of Absence by the Control Stock Committee of Shareholders on April 19, 2017 and submitted a Letter of Resignation to the Company on November 1, 2017.

Upon the Leave of Absence Notice to former President, Starkman on April 19, 2018, Dr. Muhammad Mukhtar, Ph.D. has served the Company as a (Non-Voting, Interim) Director, Chief Advisor for Control Stock Committee, Special Adviser to the Chairman,, and (Acting) Chief Executive Officer since April 19, 2017 is contracted with the Company through December 31, 2017. On June 6, 2017, Muhktar was appointed as Secretary to the Company on an interim basis.

Gregory Shusterman, who was appointed as Vice Chairman and Board Director on April 8, 2017, has served as ‘Acting Chairman’ and Executive Director since April 19, 2017, as a result to reason specified in Exhibits 99.2, 99.5, 99.6 and 99.7. The Company issued one-million (1,000,000) common stock shares of the Company to Shusterman upon entering an Independent Contractor Agreement as the Executive Director and Acting Chairman for the Company on June 8, 2017. Additionally, around or about November 15, 2017, Shusterman was appointed Chairman of the Board of Directors and Executive Director for the Company, as stated in Form 8-K filed on November 20, 2017.

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

June 8, 2017 through August 31, 2017 Dr. Hauke Kolster, Ph.D., served the Company as the (Interim) Vice President (Non-Voting, Interim) Director under an Independent Contractor Agreement.

In the fiscal year of 2017, the Company plans to build an experienced and highly credentialed executive management and advisory team to support successful results for market research, clinical and regulatory studies, and business development to manufacturer, license, and distribute cost effective, organic solutions for pain, nutrition, and severe illness through the use of uniquely developed medical foods and dietary supplements. In addition, the Company’s growth plan for fiscal year includes partnerships with universities, hospitals, research organizations, and media relations specialists to raise awareness on the Health Advance products currently in development, which the Company anticipates to introduce to the general marketplace shortly after end of the current fiscal year. A market research study and survey to 3,700 pain medicine specialists in North America was conducted between March and August 2017 by Green Health Advocates, a media relations consultant hired by a stockholder of the Company in effects to raise awareness for Health Advance’s potential product formulations that were acquired by the Company in March 2017.

On October 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Hantian Labs Limited, a corporation existing under the laws of the United Kingdom (“Hantian Labs”), to acquire all of the issued and outstanding shares of Hantian Labs. Pursuant to the Share Exchange Agreement, the Company will acquire from Hantian Labs one hundred percent (100%) interest in Hantian Labs and its controlling subsidiaries. In consideration for the Share Exchange Agreement, the Company shall issue to Hantian Labs 1.5 common shares of the Company for each share of Hantian Labs issued and outstanding at the time of closing. As a closing condition to the Share Exchange Agreement, Hantian Labs is required to complete a financing of a minimum of $250,000 for the marketing of Hantian Labs’ product line. This closing condition has not been met and it was resolved by majority vote at the Board of Directors and Shareholder Minutes of Meeting on June 6, 2017 to terminate the Share Exchange Agreement. The Company and Hantian Labs have since re-negotiated the Share Exchange Agreement and made an addendum to the original agreement executed on January 16, 2017, pursuant to Exhibit 99.4, Section 9, allowing Hantian Labs additional time to complete its audit report for Transition Period between August 1, 2016 through June 30, 2017 and Fiscal Year Ending March 31, 2018.

The Company has made a decision to submit an application to trade on OTQCB exchange before the end of the fiscal year.

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

The Company expects that these new medicinal and non-medicinal product launches will be outlined and planned within the current fiscal year, once our short-term financing is completed.  During the next 24 months following our March 31, 2018 fiscal year-end, the Company plans to work with our manufacturing and distribution partners to increase sales revenue from approved pharmaceutical and nutritional products and raise awareness of ‘Stay Klean’ brand and slogan. In November 2017 the Company entered a Letter of Intent for the ‘KLEAN Program’ supported by a medical college and a government agency in the South Pacific (see Exhibit 99.8). Together with our domestic and foreign government affiliates, sales affiliates, and marketing partners the Company intends to position itself for a merger or acquisition with a mid-cap or large-cap company within five years from the fiscal year ending on March 31, 2018.

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

The above represents managements’ best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our March 31, 2018 year-end.

If we are able to complete a financing through a private offering for a minimum of $3,961,680 within the 12 month period following our March 31, 2018 year-end, we expect to broaden our market research, clinical, and regulatory studies and business development with the healthcare marketplace and resellers of nutritional products, in addition to increasing the investment into agricultural material needed to manufacturer goods more cost effectively, which would allow the Company to remain competitive among its relevant industries.

Results of Operations

For the three months ended September 30, 2017 and 2016

For the three months ended September 30, 2017 did not have any sales. The Company is currently working with Micro Medtech Ltd.; who has been conducting market research studies and surveys on and offline with pain medicine specialist in North America and is working with research organizations to development medical foods, nutritional beverages, and dietary supplements that are derived from botanical extract blends containing kava, mitragyna speciosa, or cannabidiol that will meet local and/or federal regulations to sufficiently generate sales revenue from product sales and licensing.

Operating expenses for the three months ended September 30, 2017 were $74,288, as compared to $9,460 the three months ended April 30, 2017.

During the three months ended September 30, 2017 and April 30, 2017, we had no provision for income taxes due to the net operating losses incurred.

The Company has hired two welly-credentialed independent contractors as (non-voting) Directors and (Acting) Officers of the Company on an interim basis in hopes to turnaround less-than marginal productivity of the Company’s goals and establish more lucrative business relationships.

On November 20, 2017 filed Form 8-K announcing that Mr. Jordan Starkman has resigned from the Board of Directors of HADV (the 'Board'), as well as from the position of Board Executive, President, and Director with his resignation taking effect from November 1, 2017. Mr. Starkman has been a Board Executive, Director and President since the Company's inception. Additionally, the Form 8-K filed on November 20, 2017 by the Company states that it has appointed Vice Chairman and Director, Gregory Shusterman as interim Chairman/Executive Director, Christian Diesveld as a voting Director of the Board, and Dr. Muhammad Mukhtar as the Special Advisor to the Chairman and shall be the appointed (Interim) Chief Executive Officer and a non-voting Director of the Board.

Mr. Shusterman is a Canadian citizen who has worked previously in various senior leadership positions for a number of companies in the healthcare industry and has work experience as the Vice Chairman and ‘Acting Chairman’ for the Company since being elected in April of this year.

Mr. Diesveld is a Canadian citizen and UK resident who has worked previously in various senior leadership positions for a number of companies, including, but not limited to, Hantian Labs Limited, a recent acquisition of the Company, where Mr. Diesveld was recently named UK CEO of the Year – Small Enterprise in the Health and Wellness sector

Dr. Mukhtar has served as a professor at the American University of Ras Al Khaimah (AURAK), United Arab Emirates. Before his arrival at AURAK, he served as Vice Chancellor/Professor of three Universities in Pakistan concomitantly – a unique honor for any academic leader. Through his wise academic leadership and innovative governance, he converted a regional higher education institution in Pakistan to one of the top-ranked in the country. Mukhtar received his Master and MPhil in the field of Biochemistry from Pakistan and his Ph.D. in biosciences from the Drexel University of Philadelphia, USA, and also completed a Graduate Certificate in Research Management from Thomas Jefferson University in Philadelphia, USA. He served in various academic/administrative positions in the USA on an outstanding scientist (O-1) visa.

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

Liquidity and Capital Resources

As of September 30, 2017, the Company had a cash balance and a working capital deficiency of $283,118.

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $3,961,680 and a maximum of $10,000,000 in order to continue the awareness and branding campaign for K.L.E.A.N. (staycleanmed.org). There is no assurance that the Company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  We will likely raise funds through either debt or issuing shares of our common stock in order to achieve our business goals. The issuance of additional shares or securities convertible into any such shares by us, any shares issued would dilute the percentage ownership of our current shareholders. There are no agreements with any parties at this point in time for additional funding; however, we are in discussions with potential accredited investors, private financiers, government funding sources in the United States, Canada, Australia, Europe, and United Arab Emirates.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred since the most recent fiscal year ended on July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed a civil lawsuit against former President/Chairman Jordan Starkman et al, CV-132-S on August 4, 2017 at U.S. District Court of Wyoming and was granted a court order for a Temporary Restraining Order and Declaratory Relief on August 7, 2017 (see Exhibits 99.5 and 99.6). Following a civil hearing held on September 22, 2017, the Company’s legal counsel filed a Notice of Voluntary Dismissal on September 26, 2017.

Item 1A.	Risk Factors

Not required for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No recent sales of equity securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Amendments to Form 8-K’s referenced below were filed pursuant to requests of clarification and more accurate disclosure, pursuant to a letter sent by the SEC to the Company on August 22, 2017 (see Exhibit 99.9) as follows:

Form 8-K/A Filing Date	Original Date of Original Form 8-K	Items Amended or Added
December 20, 2017	March 7, 2017	Item 5.01 - Changes in Control of Registrant
December 20, 2017	April 21, 2017	Item 2.01 - Completion of Acquisition Item 6.01 - Exhibits
December 20, 2017	June 14, 2017	Item 6.01 - Exhibits
December 20, 2017	November 20, 2017	Item 5.03 - Amendments to Articles of Incorporation or Bylaws; New Board Resolution and Change in Fiscal Year Item 6 - Exhibits

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Letter of Resignation Undersigned by Jordan Starkman - November 1, 2017
99.2 99.3 99.4	Board Resolution - June 6, 2017 Board Resolution - June 30, 2017 Board Resolution - December 12, 2017
99.5	Temporary Restraining Order - August 7, 2017
99.6	Amendment to Temporary Restraining Order - Sep-12-2017
99.7	Forced Leave of Absence Notice to Starkman - April 19, 2017
99.8	KLEAN Letter of Intent
99.9	Letter from Securities and Exchange Commission to Company - August 22, 2017

Item 8.01.   Other Events

BACKGROUND AND FACTS OF DISCUSSION RELATED TO SECTION 8 - 8.01

FORWARD-LOOKING STATEMENTS :

Pursuant with the safe harbor provisions of the US Private Securities Litigation Reform Act of 1995, this Current Report on Form 10-Q contains forward-looking statements about the Company's business affairs affiliate partners for research and development, marketing, production, and sale of medical equipment and nutritional and pharmaceutics products, in additional to pertinent intellectual properties. These statements involve risks and uncertainties, and actual results may differ materially from the Company's expectations. The potential risks and uncertainties that could cause actual results to differ from the results predicted include, among others, whether the Company will be able to complete and fulfill actions specified within agreements with affiliated parties. Other risks and uncertainties that can affect the Company's performance are included under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended March 31, 2018 which is on file with the Securities and Exchange Commission (SEC) and are available on the SEC’s website at www.sec.gov and on the Company websites (www.hadvinc.com). All information provided in this Current Report on Form 10-Q is as of December 20, 2017, and the Company undertakes no duty to update this information unless required by law.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Health Advance, Inc.

Dated: December 26, 2017	By:	/s/ Gregory Shusterman
Gregory Shusterman
Chairman, Board of Directors; Executive Director